Form 10KSB
period 1996-07-31
SEL DRUM INTERNATIONAL INC
filed 1996-10-17
CIK 915401

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                         FORM 10-KSB
(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the Fiscal Year Ended July 31, 1996
                             OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from __________to__________
                Commission file Number  0 - 22964
                  SEL-DRUM INTERNATIONAL INC.
                  ---------------------------
     (Exact name of registrant as specified in its charter)
           COLORADO                     84-1236134
           --------                     ----------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)
601 Amherst St. Buffalo, N.Y.             14207-2925
----------------------------              ----------
(Address of principal executive offices)    (Zip Code)
Registrant's telephone number,
 including area code:                    1-800-263-9356
                                         --------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                       Name of exchange
                                        on which registered
NONE                                           NONE

Securities registered pursuant to Section 12(g) of the Act:
                  COMMON STOCK, NO PAR VALUE
                       (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    YES ( X )     NO  (    )
                        -----         ------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

    The issuer's revenues for the year ended July 31, 1996 were
$14,811,891

    As of October 4, 1996 there were 7,642,500 outstanding shares of common stock, no par value. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on October 4,1996 based on the average bid and asked price on such date was $686,762.

     DOCUMENTS INCORPORATED BY REFERENCE: The Information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1996 Annual Meeting of Stockholders which will be filed with the commission within 120 days after the end of the registrant's Fiscal year. Transitional Small Business Disclosure
Format:      YES  (     )      NO( X )
                  -------       - ----

                             PART 1
                             ------

ITEM 1. BUSINESS
----------------
GENERAL
-------
SEL-DRUM INTERNATIONAL INC., ("SEL-DRUM" or the "COMPANY"), was organized on February 1, 1995 when it acquired all the outstanding common shares of SEL-DRUM IMAGING CORPORATION, a privately held Canadian Corporation. The Company's primary business is the distribution of high mortality copier replacement parts, toners, and photoreceptors ("Drums"), including the
manufacturing of "Drums".   On August 1, 1995 The Company added
re-manufactured facsimile and printer cartridges to it's product offering. The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. In the Province of Quebec, Canada the Company has an exclusive distributor. Outside of North America the Company is represented by several distributors and their sales account for less that 5% of the total revenues

RECENT DEVELOPMENTS
-------------------
The Company will amalgamate Micron Imaging Corporation and Sel-Drum Corporation November 1, 1996. Over 50% of Micron production is purchased by Sel-Drum Corporation, and the amalgamation will consolidate administration and finance in Burlington, Ontario, Canada. Sel-Drum Corporation will invoice directly Micron third party customers.

PRODUCTS
--------
The Company markets and inventories a line of 1800 high mortality replacements parts, "Drums", toner, facsimile and printer cartridges. The replacement parts are principally manufactured in Japan and Germany, many exclusively to the company specifications. A significant number of the "Drums" sold by the Company are produced by its wholly-owned subsiduary, Micron Imaging Corporation of Kelowna, British Columbia, Canada. Facsimile and printer cartridges are manufactured exclusively for the Company for distribution to the copier dealer market in North America, by MKG Mississauga, Ontario, Canada.

MARKETING AND DISTRIBUTION
--------------------------
The Company has three wholly owned subsidiaries, SEL-DRUM CORPORATION (U.S.A.) INC., SEL-DRUM CORPORATION, and MICRON IMAGING CORPORATION. It should be noted that approximately 50% of Micron production is sold directly to the other operating divisions. SEL-DRUM CORPORATION (U.S.A.)Inc. and SEL-DRUM CORPORATION employ a number of sales agents and telemarketers who contact directly the copier machine dealers throughout North America. There are approximately 12,000 such dealers marketing various brands of copier products. The Company estimates that the potential market place for high mortality replacement parts, drums and toner, not controlled by the O.E.M.s to be approximately $675 million in North America.

SEL-DRUM CORPORATION has a distribution agreement with Densigraphix of Montreal, Quebec, to market it's products in the province of Quebec. Densigraphix is a significant distributor of toner to the reprographics industry. The Company markets some of the toners of it's distributor outside of Quebec, Canada. In August 1995 the Company introduced remanufactured cartridges for the facsimile and printer market. Many of these products are marketed by the copier dealers already marketing the Company's products. It is estimated that 75 million cartridges will be sold in North America in 1997, and approximately 25 million of these will be re-charged units.

The Company has an agreement with MKG Cartridge Systems Inc. Mississauga, Ontario, Canada, to market their remanufactured cartridge products exclusively to the industry's dealers, vendors and resellers in North America. It is anticipated that this product line will represent more that 10% of the Company revenues in this coming Fiscal Year.

Micron Imaging Corporation manufactures "Drums" for various copying machines, 50% of the production is absorbed by the "Company", the remainder of the product is sold primarily to two major OEM's in Canada, and an export market in the Far East.

SEL-DRUM warrants it's products to it's Customers, which does not represent a material cost to the Company.

SEASONALITY OF BUSINESS
-----------------------
Although there is no significant fluctuation in the flow of business, revenues are impacted negatively in the Fourth Quarter. The Company believes this occurs due to school closings and governments summer recess, the institutional customers being significant users of copying machines producing high volumes of copies.
COMPETITION
-----------
Principle competition in the market are the O.E.M.'s who through quotas, and tie ins with copying machine discounts control significantly their authorized dealers. However, with companies such as Ikon and Danka acquiring major copying machine dealerships there appears to be less loyalty to the O.E.M. There are some 5,000 unauthorized dealers where the O.E.M. is reluctant to market, since they compete with their authorized outlets. There are many independent copier parts and toner distributors throughout North America, the largest being KATUN of Minneapolis, Minn. Katun is a privately held corporation, SEL-DRUM INTERNATIONAL, INC. is a publicly traded independent copier parts distributor.

RESEARCH AND DEVELOPMENT ACTIVITIES
-----------------------------------
The Company's manufacturing division is researching the feasibility of re-manufacturing copier cartridges and certain laser printer/fax cartridges. It is anticipated that production will commence during the second quarter of the coming Fiscal
Year.

EMPLOYEES
---------
At July 31, 1996 Sel-Drum employed approximately 71 full time employees located in the United States and Canada. The Company has no employees represented by unions. The Company believes that it's relationship with it's employees is satisfactory.

ITEM 2. PROPERTIES
------------------
As of July 31, 1996, the Company was utilizing approximately 39,700 square feet of warehouse and manufacturing space and approximately 6,700 square feet of office, administrative, training and sales space. The Company believes that it's properties are adequate for it's needs. Information with respect to the principal facilities used by SEL-DRUM is set forth below:

ADDRESS                   PRIMARY USE                 SQ. FT.
601 Amherst Street   (1)  Registered Headquarters       12,000
Buffalo, N.Y. U.S.A.      and U.S.A. Distribution

1370 Artisans Court  (2)  Executive and                 21,600
Burlington, On. Canada    Administration Facilities
                          Canadian  Distribution

1890 Dayton Street   (3)  Manufacturing Facility        12,800
Kelowna, B.C., Canada

(1) The Company established it's U.S.A. distribution facilities in 1982.Which it has agreed to lease through March 1998 at an annual rental of $27,000.00.

(2) Established in 1978 as the executive and administrative offices, together with the distribution centre for product within Canada. The Company has agreed to lease the property through September 1988 at an annual rental of $77,000.00

(3) Micron Imaging occupies two properties, one owned by a director Robert Asseltine and the other by a third party. Mr. Asseltine charges Micron no rent. The other location is on a lease through May 1998 at an annual rental of $18,000.00.

ITEM 3. LEGAL PROCEEDINGS
-------------------------
As of July 31, 1996 there are NO known legal proceedings against the Company or any of it's officers and directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
No matters were submitted to a vote of the security holders during the fourth quarter of 1996.

                           PART II
                           -------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
---------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

The common Stock of the company began trading on the NASD. OTC. bulletin board June 20th, 1995 under the symbol "SDUM". The following table sets forth the high and low quotations from the National Association of Securities Dealers Automated Quotation System "NASDAQ".

                       COMMON STOCK PRICE

First Quarter   Second Quarter   Third Quarter   Fourth Quarter
High   Low      High    Low      High   Low       High   Low
2.00   1.50     2.00    1.25    1 7/16  .50     1 11/16  .50

On October 4, 1996 there were approximately 376 holders of record of the Company's common stock. Number of shares issued 7,642,500.

The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
--------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At July 31, 1996, cash and cash equivalents increased to $1,181,396 from $166,005 at July 31, 1995, due to cash flow from operations of $456,624, short term bank borrowings, net of repayments of $714,855 and proceeds of $21,000 received from the issuance of common stock. These increases were offset by capital expenditures of $113,717, repayments on long-term debt of $59,272, advances of $3,063 made to a related party and the effect of foreign exchange rates on cash of $1,036.

At July 31, 1995, cash increased to $166,005 from $18,443 at July 31, 1994, due to cash flow from operations of $52,457, short term bank borrowings, net of repayments of $288,219, net payments of $56,064 received from related parties on outstanding loans receivable and $7,658 received from the disposal of assets.
These increases were offset by dividend payments of $18,113 on Sel-Drum Corporation's common stock (for the six month period ended January 31, 1995, prior to its acquisition by Sel-Drum Imaging Corporation), repayments on long-term debt of $57,525, capital expenditures of $174,456 and the effect of foreign exchange rates on cash of $6,742.

Sel-Drum Corporation has a revolving demand loan arrangement with a bank approximating $2,330,000 to assist with the financing of accounts receivable and inventories. This arrangement may be drawn upon by Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. At July 31, 1996, there were borrowings of $1,677,716 outstanding under this arrangement. Micron Imaging Corporation has a revolving demand loan arrangement with the same bank approximating $364,000 to assist with the financing of its accounts receivable and inventories.
At July 31, 1996, borrowings of $339,985 were outstanding under this arrangement. The Company believes that its existing cash and cash equivalents, amounts available under the above cited revolving demand loan arrangements and cash to be generated from its continuing operations will be sufficient to satisfy it's anticipated cash requirements for fiscal 1997 and thereafter.

RESULTS OF OPERATIONS
---------------------
REVENUES
-------
Revenues for the year ended July 31, 1996 were $14.8 million, an increase of $.6 million from the prior year's revenues. Gross profit for the current year $5.1 million (34.2%) compared favourably to prior year of $4.5 million (31.7%), an absolute dollar increase of 11.7%. Margins continue to improve quarter over quarter with a 2.5% improvement for current year over previous Fiscal Year.

EXPENSES
--------
Operating expenses increased by $.26 million in the Current Year.
Increase in expenses were primarily additional sales commissions and telemarketers added in the fourth quarter of the last Fiscal
Year.

OTHER INCOME/(EXPENSE)
---------------------
The Company changed it's policy for the handling of currency transactions between Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.) Inc. as stated in the Form 10KSB for the prior Fiscal Year. As a result the Company enjoyed a $15,000 foreign exchange gain, and increased it's interest income to $27,260. This income off-set interest expense of $175,193 to a net interest expense of $147,933, compared to a net interest expense $150,612 for the prior Fiscal Year. Income before taxes of $1.23 million represented an increase of 35% from the prior Fiscal Year.

INCOME TAXES AND EARNINGS PER SHARE
-----------------------------------
Taxes incurred in the current year July 31, 1996 were $458,663 resulting in Net Income of $770,187, and earnings per share of $0.10 comparing favorably with the prior Fiscal Year of $613,900 and earnings per share of $0.08.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         CONTENTS
                         --------

AUDITED CONSOLIDATED FINANCIAL STATEMENTS                PAGE
-----------------------------------------                ----

     Independent Auditors' Report                         F  1


     Consolidated Balance Sheet                           F  2


     Consolidated Statements of Income                    F  4


     Consolidated Statements of Changes
     in Shareholders' Equity                              F  5


     Consolidated Statements of Cash Flows                F  6

     Notes to Audited Consolidated
     Financial Statements                                 F  8

                INDEPENDENT AUDITORS' REPORT
                ----------------------------
Shareholders and Board of Directors
Sel-Drum International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sel-Drum International, Inc. and Subsidiaries as of July 31, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sel-Drum International, Inc. and Subsidiaries as of July 31, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

                                MENGEL, METZGER, BARR & CO. LLP

Rochester, New York
September 11, 1996

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEET - ASSETS

                         JULY 31, 1996

                ASSETS
                ------
CURRENT ASSETS
--------------
     Cash and cash equivalents                   $     1,181,396
     Accounts receivable, net of allowance
     for doubtful accounts of $42,392                  1,769,211
     Inventories                                       3,795,766
     Deferred income tax benefit                           9,400
     Other current assets                                121,659
                                                      ----------
                              TOTAL CURRENT ASSETS     6,877,432


PROPERTY
--------
     Equipment                                         1,351,522
     Vehicles                                             34,288
     Furniture and fixtures                               38,134
     Leasehold improvements                              387,136
                                                       ---------
                                                       1,811,080

     Less accumulated depreciation and amortization     -775,172
                                                       ---------
                                                       1,035,908


OTHER ASSETS
------------
     Organization costs, net of accumulated
     amortization of $4,028                               10,608
     Purchased and developed technology, net
     of accumulated amortization of $22,577               64,819
     Deposits                                             14,475
     Loans receivable from related parties               114,295
                                                         -------
                                                         204,197
                                                         -------
                                                 $     8,117,537
                                                       =========

The accompanying notes are an integral part of the consolidated financial statements.

           SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET - LIABILITIES AND SHAREHOLDERS' EQUITY

                       JULY 31, 1996
    LIABILITIES AND
    SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------
     Current portion of long-term debt             $     179,948
     Notes payable to bank                             2,074,144
     Accounts payable                                  1,167,461
     Income taxes payable                                 91,771
     Other current liabilities                           219,229
                                                       ---------
                        TOTAL CURRENT LIABILITIES      3,732,553

OTHER LIABILITIES
-----------------
     Deferred income taxes                                 9,406
     Long-term debt                                      129,465
                                                        --------
                                                         138,871

COMMITMENTS AND CONTINGENCIES
-----------------------------

SHAREHOLDERS' EQUITY
--------------------
     Preferred stock:
          Class C                                      1,280,048
          Class D                                      3,520,132
                                                       ---------
                                                       4,800,180

     Common stock                                        761,356
     Additional paid in capital                           11,915
     Cumulative foreign currency
     translation adjustment                             (110,067)
     Accumulated deficit                              (1,217,271)
                                                      -----------
                                                       4,246,113
                                                      ----------
                                                 $     8,117,537
                                                      ==========

The accompanying notes are an integral part of the consolidated financial statements.

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                                              Year ended July 31,
                                          1996              1995
Net sales                        $     14,811,891  $  14,170,171

Cost of goods sold                     -9,746,252     -9,636,599
                                      -----------     ----------
                  GROSS PROFIT          5,065,639      4,533,572

Selling, administrative and general
expenses                               -3,651,045     -3,392,956
Provision for doubtful accounts           -47,960        -41,620
                                       ----------     ----------
               INCOME FROM OPERATIONS   1,366,634      1,098,996

Other income (expense):
     Interest income                       27,260          2,686
     Interest expense                    (175,193)      (153,298)
     (Loss) gain on disposal
      of property                          (4,869)         5,397
     Foreign currency transaction
     gain (loss)                           15,018        (42,748)
                                         --------       --------
                                         (137,784)      (187,963)
                                         --------       --------
         INCOME BEFORE INCOME TAXES     1,228,850        911,033

Income taxes (benefit):
     Current                              463,210        347,408
     Deferred                              (4,547)       (50,275)
                                         --------        -------
                                          458,663        297,133
                                         --------        -------
                     NET INCOME     $     770,187     $  613,900
                                         ========        =======

Earnings per common share             $     .10       $     .08
                                           =====           =====

The accompanying notes are an integral part of the consolidated financial statements.

        SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                       Additional
                             Preferred      Common       paid-in
                               stock        stock        capital
Balance at August 1, 1994  $ 4,800,180    $ 740,356     $ 11,615

Net income for the year           -            -             -

Dividends paid                    -            -             -

Adjustment for foreign
currency translation              -            -             -

Rent provided at no charge        -            -             300
                            ----------    ---------        ------
BALANCE A JULY 31, 1995   $ 4,800,180     740,356          11,915

Net income for
     the year                     -             -             -

Adjustment for
     foreign
     currency
     translation                  -             -             -

Issuance of 10,500
     shares of
     common stock                 -         21,000            -
                            ----------    ---------        ------
BALANCE AT JULY 31, 1996   $4,800,180      761,356         11,915

                          Cumulative
                            foreign
                           currency                      Total
                         translation   Accumulated  shareholders'
                          adjustment      deficit       equity
Balance at August 1, 1994  $(111,816)   (2,583,245)    2,857,090

Net income for the year          -         613,900       613,900

Dividends paid                   -         (18,113)      (18,113)

Adjustment for foreign
currency translation           1,284          -            1,284

Rent provided at no charge       -            -              300
                              -------       --------       -----
BALANCE A JULY 31, 1995      (110,532)  (1,987,458)    3,454,461

Net income for                    -        770,187       770,187
Adjustment for foreign
currency translation              465        -               465
Issuance of 10,500
         shares of
      common stock                  -        -            21,000
                             ---------   ----------    ---------
BALANCE AT JULY 31, 1996     (110,067)  (1,217,271)    4,246,113

The accompanying notes are an integral part of the consolidated financial statements.

        SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Year ended July 31,
                                        1996            1995
CASH FLOWS - OPERATING ACTIVITIES
     Net income                  $     770,187     $     613,900
     Adjustments to reconcile
     net income to net cash provided
     from operating activities:
     Provision for doubtful accounts    47,960            41,620
     Depreciation and amortization     188,838           178,967
     Deferred income tax (benefit)      (4,547)          (50,275)
     Loss (gain) on disposal of
     property                            4,869            (5,397)
     Changes in certain assets
     and liabilities affecting operations:
     Accounts receivable              (102,235)         (101,731)
     Inventories                      (704,282)         (341,880)
     Other current assets              (13,940)           36,849
     Deposits                              145              (217)
     Accounts payable                  132,515          (215,994)
     Income taxes payable               32,319          (102,387)
     Other current liabilities         104,795              (998)
                                      --------          --------
     NET CASH PROVIDED FROM
     OPERATING ACTIVITIES              456,624            52,457

CASH FLOWS - INVESTING ACTIVITIES
     Purchases of property            (113,717)         (174,456)
                                      --------          --------
           NET CASH (USED FOR)
           INVESTING ACTIVITIES       (113,717)         (174,456)

CASH FLOWS - FINANCING ACTIVITIES
      Bank overdraft                   (17,058)         (144,913)
      Dividends paid                       -             (18,113)
     (Increase) decrease in loans
      receivable from related parties   (3,063)           56,064
      Short-term borrowings (repayments),
      net                              731,913           433,132
     Repayments on long-term debt      (59,272)          (57,525)
     Proceeds from disposal of assets     -                7,658
     Proceeds from issuance of
     common stock                       21,000              -
                                       -------           -------
NET CASH PROVIDED FROM
FINANCING ACTIVITIES                   673,520           276,303

Effect of exchange rate changes
on cash                                 (1,036)           (6,742)

                                        --------          -------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                   1,015,391         147,562

Cash and cash equivalents
at beginning of year                     166,005          18,443
                                        --------          ------
CASH AND CASH EQUIVALENTS
AT END OF YEAR                   $     1,181,396    $    166,005
                                       =========         =======

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                                         Year ended July 31,
                                        1996              1995
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
Cash paid during the period for:

          Interest                   $   175,193     $   153,298
                                         =======         =======
          Income taxes               $   426,046     $   428,942
                                         =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

        SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE YEARS ENDED JULY 31, 1996 AND 1995


NOTE A:  ACQUISITION AND REORGANIZATION
---------------------------------------
On January 31, 1995, Sel-Drum Imaging Corporation (a Canadian holding company) (see below) acquired 100% of the outstanding common stock of Micron Imaging Corp. (a Canadian company) in exchange for 1,760 Class A preferred shares of Sel-Drum Imaging Corporation. Further, on the same date, Sel-Drum Imaging Corporation also acquired 100% of the outstanding common stock of Sel-Drum Corporation (a Canadian company) and Sel-Drum Corporation(U.S.A.), Inc. (both of which were wholly-owned subsidiaries of 547118 Ontario Limited, a Canadian holding company) in exchange for 4,840 Class B preferred shares of Sel-Drum Imaging Corporation. The Class A and B preferred shares contained a 2%, non-cumulative dividend feature and a provision that the shares could be redeemed, at the option of the shareholders, after January 31, 1997, for approximately $700 per share ($1,000 per share in Canadian dollars). On July 31, 1995, the Class A and B preferred shareholders exchanged their preferred shares for an equal number of Class C and D preferred shares, respectively, of Sel-Drum Imaging Corporation. The Class C and D preferred shares contain a 5%, non-cumulative dividend feature, but do not contain the redemption feature of the Class A and B shares. Prior to the aforementioned transaction and reorganization, the common shareholders of Sel-Drum Imaging Corporation were the same as the owners of the outstanding common stock of Micron Imaging Corp., Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. Sel-Drum Imaging Corporation did not have any activity prior to the consummation of the transaction and reorganization.

On February 1, 1995, Sel-Drum International, Inc. (the "Company") acquired 100% of the outstanding common stock of Sel-Drum Imaging Corporation in exchange for 6,100,000 shares of the common stock of Sel-Drum International, Inc. This transaction and the reorganization described above represented an exchange of shares by entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods pror to the acquisition to include the financial position, results of operations and cash flows of Sel-Drum Imaging Corporation, Sel-Drum Corporation (U.S.A.), Inc., Sel-Drum Corporation and Micron Imaging Corp.

-----------------------------------------------
Net sales and net earnings for each of the individual entities for the six months ended January 31, 1995 are as follows:

                                     Sel-Drum
              Sel-Drum             Corporation
           International,            (U.S.A.),         Sel-Drum
                 Inc.                  Inc.           Corporation
           -------------           -----------        -----------
Net sales     $     -         $     5,068,157       $  4,871,809

Net income
(loss)          (2,882)               160,397            111,538

                Micron
                Imaging
                Corp.                Elimination         Total
                -------              -----------         -----
Net sales $     413,986        $   (3,032,926)     $   7,321,026

Net income
(loss)           73,759               (47,936)           294,876

Adjustments have been made to eliminate the impact of intercompany sales and the related profit in inventories.

NOTE B:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------
Description of business
-----------------------
Sel-Drum International, Inc. is a holding company whose operations are conducted by its wholly-owned subsidiaries (through Sel-Drum Imaging Corporation), Sel-Drum Corporation (U.S.A.), Inc., Sel-Drum Corporation and Micron Imaging Corp. (see Note A).

Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation are engaged in the wholesale distribution of parts and supplies used in the reprographic industry. Micron Imaging Corp. is engaged in the commercial production of arsenic triselenide photoconductor aluminum drums used in duplicating machinery. The Companies grant credit to customers who are located throughout the United States and Canada, and arrange for letters of credit and sight drafts with international customers.

Sel-Drum Corporation (U.S.A.), Inc. operates from a warehouse located in Buffalo, New York. Sel-Drum Corporation's operating facility, which includes warehouse space and administrative offices, is located in Burlington, Ontario, Canada. Micron Imaging Corp. has its manufacturing facility and administrative offices in Kelowna, British Columbia, Canada.

Principles of consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of Sel-Drum International, Inc. and its wholly-owned subsidiaries(through Sel-Drum Imaging Corporation), Sel-Drum Corporation (U.S.A.),Inc., Sel-Drum Corporation and Micron Imaging Corp. (see Note A). All material intercompany balances and transactions have been eliminated in consolidation.

----------------------------------------------------
Advertising costs
-----------------
The Company's policy is to expense advertising costs as incurred.
Advertising costs for fiscal 1996 and 1995 were $97,782 and $67,091, respectively.

Cash equivalents
----------------
The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents are highly liquid investments purchased with original maturities of three months or less. Cash equivalents consist of investments in term deposit accounts at a Canadian financial institution. At July 31, 1996, the Company's investment in these term deposit accounts aggregated $674,510.

Concentration of credit risk  - cash
------------------------------------
The Company maintains cash balances at financial institutions located in New York and Canada. Accounts at the New York institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at the Canadian institutions are insured by the Canadian Deposit
Insurance Corporation up to $43,700 ($60,000 Canadian). Uninsured balances aggregated approximately $1,111,400 at July 31, 1996.

Inventories
-----------
Inventories are valued at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

Property
--------
Property is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using accelerated and straight-line methods over the estimated useful lives of the related assets, which are as follows:

           Equipment                         5 - 10 years
           Vehicles                          5 years
           Furniture and fixtures            5 years
           Leasehold improvements           10 years

Major renewals and betterments are capitalized, while maintenance and repairs are charged to operations as incurred. Upon sale or retirement, the related cost and accumulated depreciation and amortization are removed from the accounts and the related gain or loss is reflected in operations.

Long-lived assets
-----------------
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which the Company will adopt prospectively as required in 1996. Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment to loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The adoption of SFAS 121 is not expected to have a significant impact on the Company's financial position or result of operations.

------------------------------------------------------------
Organization costs
------------------
Organizations costs are being amortized on a straight-line basis over ten years.

Purchased and developed technology
----------------------------------
Purchased and developed technology, consisting of technology acquired as well as engineering and other costs associated with the development of Micron Imaging Corp.'s production process, is being amortized on a straight-line basis over its estimated useful life of ten years.
Foreign currency translation and transactions
---------------------------------------------
Sel-Drum International, Inc. and Sel-Drum Corporation (U.S.A.), Inc. maintain their accounting records in U.S. dollars, while Sel-Drum Imaging Corporation, Sel-Drum Corporation, and Micron Imaging Corp. (Canadian companies) maintain their accounting records in Canadian dollars. The accompanying financial statements are presented in U.S. dollars. Accordingly, all balance sheet accounts of Sel-Drum Imaging Corporation, Sel-Drum Corporation, and Micron Imaging Corp. (the Canadian companies) are translated into U.S. dollars at period-end exchange rates, and statement of income items are translated at weighted average exchange rates. The resulting translation adjustments are made directly to a separate component of shareholders' equity. Gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the statements of income.

Income taxes
------------
Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as determined by the enacted rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are detailed in Note G.

Earnings per common share
-------------------------
Earnings per common share is based upon the weighted average number of common shares considered to be outstanding during the period. The weighted average number of shares considered to be outstanding for the years ended July 31, 1996 and 1995 were 7,628,900 and 7,622,000, respectively.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE C:  INVENTORIES
--------------------
The components of inventories at July 31, 1996 are as follows:

   Raw materials                              $    281,634
   Work-in-process                                  88,080
   Finished goods                                3,426,052
                                              ------------
                                              $  3,795,766
                                              ============
NOTE D:  LOANS RECEIVABLE FROM RELATED PARTIES
----------------------------------------------
Non-interest bearing loans receivable from related parties at July 31, 1996 are summarized as follows:

  Due from 547117 Ontario Limited             $     25,342
  Due from 547118 Ontario Limited                   88,953
                                              ------------
                                              $    114,295
                                              ============
The President of Sel-Drum Corporation is the majority shareholder of the Canadian holding companies, 547117 Ontario Limited and 547118 Ontario Limited (by attribution). There are currently no repayment terms for the outstanding loans cited above.

NOTE E:   NOTES PAYABLE TO BANK
-------------------------------

Sel-Drum Corporation has several debt arrangements with a Canadian bank, summarized as follows:

Facility A:   $2,330,560 revolving demand loan ($3,200,000
Canadian dollars) to assist with financing of the accounts receivable and inventories of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. The arrangement provides for interest to be paid monthly at the bank's prime rate plus .5% (an effective rate of 6.75% at July 31, 1996). This arrangement may be drawn upon by Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. There were borrowings outstanding against this arrangement at July 31, 1996 of $1,677,716. Letters of credit (see Facility B below), which reduce the amount of borrowings available under the terms of the arrangement, were outstanding at July 31, 1996 in an amount approximating $330,000.

Facility B:   This arrangement provides the Company with letters
of credit to purchase inventories, up to an amount approximating
$1,092,450($1,500,000 Canadian dollars), subject to the outstanding balance of Facility A cited above.

Facility C: $150,000 revolving demand loan to finance the payment of U.S. trade accounts payable, subject to the outstanding balance of Facility A cited above. No amounts were outstanding under this arrangement at July 31, 1996.

Facility D: $50,000 facility to provide check clearing privileges for U.S. dollar checks, subject to the outstanding balance of Facility A cited above. No amounts were outstanding under this arrangement at July 31,1996.

---------------------------------------
Facility E:   $255,000 ($350,000 Canadian dollars) facility to
provide for the purchase of up to $1,273,000 ($1,750,000 Canadian dollars) of forward exchange contracts in Japanese yen. Borrowings are subject to the outstanding balance of Facility A cited above. No amounts were outstanding under this arrangement at July 31, 1996.

Facility F:   $69,000 ($95,000 Canadian dollars) arrangement to
finance leasehold improvements at the facility of Sel-Drum Corporation, which provides for interest at the prime rate plus 1% (an effective rate of 7.25% at July 31, 1996). Borrowings are subject to the outstanding balance of Facility A cited above. There were borrowings outstanding against this arrangement at July 31, 1996 of $56,443.

Accordingly, at July 31, 1996 the Company had approximately
$266,000 available for borrowing under these arrangements.

Total amounts outstanding on all of the above arrangements as of July 31, 1996 amounted to $1,734,159.

The above arrangements are secured by substantially all assets of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc., the limited corporate guarantees of Sel-Drum International, Inc. and Sel-Drum Imaging Corp., each in the amount of $2,549,050 ($3,500,000 Canadian dollars),assignment of a $364,000 ($500,000
Canadian dollars) life insurance policy on the President of Sel-Drum Corporation, the corporate guarantees of 547118 Ontario Limited and 547117 Ontario Limited (both of which are substantially owned by the President of Sel-Drum Corporation) and the limited corporate guarantee of Sel-Drum Corporation (U.S.A.), Inc. in the amount of $1,092,500($1,500,000 Canadian dollars).
In addition, Facility F is also secured by a collateral second mortgage on the operating facilities of Sel-Drum Corporation and a $218,000 ($300,000 Canadian dollars) personal guarantee from the President of Sel-Drum Corporation (who is also the major shareholder of Sel-Drum International, Inc.). Further, the arrangements contain various covenants which provide for, among other things, the maintenance of certain ratios and dividend restrictions.

Micron Imaging Corp. has several debt arrangements with a Canadian bank, summarized as follows:

     Facility A: $364,150 revolving demand loan ($500,000 Canadian dollars) to assist with financing of their day to day operations. The arrangement provides for interest to be paid monthly at the bank's prime rate plus .5% (an effective rate of 6.75% at July 31, 1996). There were borrowings outstanding against this arrangement at July 31, 1996 of $339,985.

     Facility B: $100,000 revolving demand loan to finance the payment of U.S. trade accounts payable, subject to the outstanding balance of Facility A cited above. No amounts were outstanding under this arrangement at July 31, 1996.

---------------------------------------
The above arrangements are secured by substantially all assets of Micron Imaging Corp. and the limited corporate guarantees of Sel-Drum International, Inc., Sel-Drum Imaging Corporation, Sel-Drum Corporation, Sel-Drum Corporation (U.S.A.), Inc. and 547118 Ontario Limited, each in the amount of $364,150 ($500,000 Canadian dollars). Further, the arrangements contain various covenants which provide for, among other things, the maintenance of certain ratios and capital expenditure restrictions.

NOTE F:   LONG-TERM DEBT
------------------------
Long-term debt at July 31, 1996, which is all related to Micron
Imaging Corp., is summarized as follows:
Interest free note payable to a shareholder.
  The note is due and payable October 31, 1996.    $     29,132

Interest free note payable to a corporation.
The note is due and payable October 31, 1996.            91,037

Interest free loan payable to Western Economic
Diversification Fund, due in monthly payments
of approximately $4,982 through November 1999.          189,244
                                                        -------
                                                        309,413
Less current portion                                   -179,948
                                                        -------
                                                  $     129,465
                                                        -------

Maturities for long-term debt are as follows:

    Year ending July 31,

        1997                              $    179,948
        1998                                    59,784
        1999                                    59,784
        2000                                     9,897
                                             ---------
                                          $    309,413
                                             =========
Based upon the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the above-cited long-term debt is not significantly different than its carrying value.

NOTE G:   INCOME TAXES

The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:
                                                   July 31,
                                             1996           1995

 At statutory rate                           34.0%          34.0%
 Increase (decrease) resulting from:
 Utilization of loss carryforwards (Micron)   (.9)          (5.6)
 Other                                        4.2            4.2
                                              ----          ----
EFFECTIVE TAX RATE                           37.3%          32.6%
                                             ====           ====
Deferred taxes resulting from temporary differences as of July 31, 1996 are as follows:
                                                    Assets/
                                                  (Liability)

   Allowance for doubtful accounts receivable  $     9,400
   Depreciation                                     (9,406)
   Scientific research and experimental development
   expenditure carryforwards (Micron Imaging Corp.) 64,216 Investment tax credit carryforwards (Micron
   Imaging Corp.)                                   47,900
   Less valuation allowance (all related to
   Micron Imaging Corp. items cited above)        (112,116)
                                                  ---------
                                               $        (6)
                                                  =========
   Current                                     $     9,400
   Long-term                                        (9,406)
                                                  ---------
                                                  $     (6)
                                                  =========
At July 31, 1996, Micron Imaging Corp. had scientific research and experimental development expenditure carryforwards approximating $139,600 which may, subject to certain limitations, offset future taxable income. The scientific research and experimental development expenditure carryforwards may be carried forward indefinitely. In addition, Micron Imaging Corp. also had investment tax credit carryforwards of $47,900 available, subject to certain limitations, to reduce future income taxes payable. These credits expire at various times, from 2000 through 2004.

NOTE H:  COMMON AND PREFERRED STOCK
-----------------------------------
The following is certain information regarding common and preferred stock as of July 31, 1996:

     Sel-Drum International, Inc.

Preferred Stock
---------------
Par value                                       None
Shares authorized                          10,000,000
Shares issued and outstanding                   None

Common Stock
------------
Par value                                       None
Shares authorized                         100,000,000
Shares issued and outstanding               7,632,500

     Sel-Drum Imaging Corporation (see Note A)

Preferred Stock
---------------
Class A (5% non-cumulative):
Par value                                       None
Stated value                                 $727.30
Shares authorized                              2,000
Shares issued and outstanding                   None

Class B (5% non-cumulative):
Par value                                       None
Stated value                                 $727.30
Shares authorized                              5,000
Shares issued and outstanding                   None

Class C (5% non-cumulative):
Par value                                       None
Stated value                                 $727.30
Shares authorized                             10,000
Shares issued and outstanding                  1,760

Class D (5% non-cumulative):
Par value                                       None

Stated value                                 $727.30
Shares authorized                             10,000
Shares issued and outstanding                  4,840

NOTE I:   COMMITMENTS AND CONTINGENCIES
---------------------------------------
Lease commitments Sel-Drum Corporation leases its operating facility from a related party at a base monthly rental approximating $6,670 through September 1996, then $7,080 through the expiration of the lease in September 1998. In addition to the base rental, the Company is responsible for property taxes, insurance, utilities and repairs and maintenance. The Company also leases automobiles at a monthly rental approximating $1,000 through November 1999.

Sel-Drum Corporation (U.S.A.), Inc. leases its warehouse from an unrelated party at a monthly rental of $2,250, which includes property taxes and utilities, through March 1998.

Micron Imaging Corp. leases its facility for $1,515 per month through May 1998.

Total rent expense for the Company's operating facilities and warehouse was $149,761 and $147,819 for the years ended July 31, 1996 and 1995, respectively.

Total minimum future rental payments under all noncancellable leases are as follows:

        Year ending July 31,                     Amount

              1997                          $     146,580
              1998                                138,884
              1999                                 22,632
              2000                                  3,007
                                                  -------
                                            $     311,103
                                                  =======
The amounts included in the minimum future rental payments above for the Company's Canadian facilities have been converted to U.S.
dollars using the appropriate period-end exchange rates.

Employment contracts
--------------------
Employment contracts exist with the President and Vice-President of Sel-Drum Corporation and the President of Micron Imaging
Corp. These contracts provide for minimum annual salaries plus bonuses.

Contingencies
-------------
At July 31, 1996, Sel-Drum Corporation was contingently liable for approximately $330,000 related to letters of credit (see Note
E).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DATA
--------------------------------------------------------
There are NO disagreements.

                         PART 3
                         ------
ITEM 9. DIRECTORS, OFFICERS AND KEY PERSONNEL
---------------------------------------------
The following table sets forth certain information as of July 31, 1996 with respect to Directors, Officers and Key Personnel of the
Company:

NAME                              AGE          POSITIONS

Robert E. Asseltine               65          Chairman of the
                                              Board and Director
Brian Turnbull                    61          President, C.E.O.,
                                              and Director
Brien Murtagh                     48          Executive Vice
                                              President and
                                              General Manager
                                              Sel-Drum Imaging
Al Green                          53          President and
                                              C.E.O. Micron
                                              Imaging
John Hall                         54          Director of Finance
Gerald Maunder                    64          Vice-President
                                              Corporate
                                              Development and
                                              Director
Stephen Dadson                    51          Legal Counsel and
                                              Director/Secretary


Mr. Asseltine was the Founder and Chief Executive Officer of Micron Imaging Corporation. He became Chairman of the Company on completion of the consolidation of his Company together with Sel-Drum Corporation (U.S.A.) and Sel-Drum Corporation February 1, 1995. Prior to founding Micron, he was the principal shareholder of Copytron, the largest independent copier dealer in Western Canada. He also developed a photoconductor facility (Photofax). Both of these afore-mentioned Companies were sold to Savin Canada Inc.

Mr. Turnbull was the Founder of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.) Inc. He became President of the Company on the consolidation of his companies with Micron Imaging Corporation February 1, 1995. Prior to founding Sel-Drum Corporation in 1978, he owned an independent copier dealership in Hamilton, Ontario, Canada. He started his career in the reprographics industry with Nashua in the U.K., and later joining them in Canada.

Mr. Murtagh  became Executive Vice-President of the Sel-Drum
Imaging Corporation on February 1, 1995. Prior to assuming this position he was Vice-President of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.) Inc. Mr. Murtagh has been associated with the reprographics industry for many years starting his career with Nashua in the U.K..

Mr. Green joined Micron Imaging Corporation in 1993 and was appointed

President of Micron in April 1994. Mr. Green has been associated with the reprographic industry for many years, commencing his career with Xerox Canada. He joined Mr. Asseltine as General Service Manager for The Copytron dealership and later moved to Photofax to help develop the selenium photoreceptor technology.

Mr. Hall joined Sel-Drum Corporation in 1985 as the Financial Manager. On February 1, 1995 he was appointed as Director of Finance for the Company. Previously, he was employed for five years by Butler Metals Co., an automotive related Company, in the position of Manager of Accounting. Prior to his employment with Butler, he was employed by T.R.W. in Canada in the capacity of Chief Accountant. Mr. Hall earned his C.M.A. in 1972.

Mr. Maunder was, until his retirement in 1990, President of Savin Canada and VP Retail Sales of Savin USA. Mr. Maunder has spent his entire business career in the Office Equipment industry. In May 1995 the Principals of the Company retained the services of Mr. Maunder whom they had known for many years to assist in the launching of the Company and be responsible for Corporate Development.

Mr. Dadson has practised Commercial Law since 1971 when he joined a major Vancouver law firm In 1986 Mr. Dadson left the practice of law to become CEO of a London based metallurgical firm until 1990. Mr. Dadson has for the last 4 years carried on a limited commercial law practice and been extensively involved in assisting companies to establish businesses in China for both Chinese and Western Firms. Mr. Dadson was the legal adviser for Mr. Asseltine's Copytron group of Companies beginning in 1974 and as such has considerable experience with the Copier Industry.
Mr. Dadson works actively assisting the Company with new acquisitions, regulatory matters and it's Far East strategy.

Mr. Turnbull, Mr. Murtagh and Mr. Green each have agreements with the Company in connection with their employment and severance arrangements relative to their termination thereof.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------
Incorporated by reference to the Company's proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS
ANDMANAGEMENT
--------------------------------------------------------------
Incorporated by reference to the Company's proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 31, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
Incorporated by reference to the Company's proxy statement for the annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended July 31, 1996.

                        PART 4
                        ------
ITEM 13. EXHIBITS AND REPORTS ON FORM 8K
 ----------------------------------------
(a) EXHIBITS
------------
The following exhibits are submitted herewith:

Exhibit No. 3          Articles & Bylaws
-------------          -----------------
<F1>      3.1            Articles of Incorp.
<F1>      3.2            Bylaws
<F2>      3.3            Certificate of assumed
                       Trade Name
Exhibit 10          Material Contracts
----------          ------------------
<F3>    10.1            Share Exchange
                      Agreement dated
                      as of February 1, 1995
                      between Robert E. Asseltine,
                      Geraldine L.Asseltine,
                      547118 Ontario Limited, the
                      Company, and Sel- Drum Imaging
                      Corporation.
<F2>    10.2            Employment contract
                      Brian Turnbull
<F2>    10.3            Employment contract
                      Brien Murtagh
<F2>    10.4            Employment contract
                      Al Green

Exhibit 21          Subsidiaries
----------          ------------
<F2>    21.1          Sel-Drum Imaging
                    Corporation
                    Vancouver, B.C.,
                    Canada. Carries
                    on business under the
                    same name.
<F2>    21.2          Sel-Drum Corporation (U.S.A.)Inc.
                    Albany, N.Y., U.S.A. Carries
                    on business under the same name.
<F2>    21.3          Sel-Drum Corporation
                    Burlington, Ontario, Canada. Carries
                    on business under the same name.
<F2>   21.4           Micron Imaging Corporation Kelowna,
                    B.C., Canada.  Carries  on business
                    under the same name.

<F1>   10 KSB 7/31/94
<F2>   10 KSB 7/31/95
<F3>   8 K Filing 1/31/95

(b) REPORTS ON FORM 8K
----------------------
The Company filed no reports on form 8K during the last quarter of the period covered by this report.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEL-DRUM INTERNATIONAL,  INC.




By:    /S/ Brian Turnbull
     --------------------
     Brian Turnbull
     President, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                                   Date
     ---------                                   ----

/s/ Robert E. Asseltine              October 14, 1996
-----------------------
Robert E. Asseltine
Chairman of the Board and Director



/s/ Brian Turnbull                   October 14, 1996
------------------
Brian Turnbull
President, Chief Executive Officer
and Director

/s/ Stephen Dadson                   October 14, 1996
------------------
Stephen Dadson
Secretary and Director



/s/ John Hall                        October 14, 1996
-------------
John Hall
Director of Finance