Form 10QSB/A
period 1996-10-31
SEL DRUM INTERNATIONAL INC
filed 1997-01-28
CIK 915401

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549
                          Form 10 - QSB
(Mark One)
     [ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended  October 31, 1996
     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT
     For the transition period from____________ to ___________
     Commission file number                 0-22964
                                            ________
                   Sel-Drum International, Inc.
                   ____________________________
(Exact name of small business issuer as specified in its charter)

          Colorado                        84-1236134
          ________                        __________
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)
         501 Amherst Street, Buffalo, New York 14207-2913
         ________________________________________________
             (Address of principal executive offices)
                        905-335-2766
                        ____________
                  (Issuer's telephone number)

   Former name:________________________________________________
 Former address: 601 Amherst Street, Buffalo, New York 14207-2925
                 ________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes      [  X ]         No     [     ]
                 ________              ____________
     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
       PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
          Yes   [    ]  No   [    ]    (Not Applicable)
               ________    _________
            APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
      Class                  Outstanding at December  9 , 1996
     _______                 _________________________________
Common stock no par value            7,642,500 shares
 Transitional Small Business Disclosure Format (check one):
          Yes    [    ]        No   [  X ]
              ___________        __________

           SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
           _____________________________________________
                             INDEX
                             _____

PART I:  FINANCIAL INFORMATION                         Page

Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheet
         as of October 31, 1996                         3 - 4
         and July 31, 1996

         Unaudited Consolidated Statements of
         Income for the Quarters Ended
         October 31, 1996 and October 31, 1995           5

         Unaudited Consolidated Statements of
         Cash Flows for the Quarters Ended
         October 31, 1996 and 1995                       6

         Notes to Unaudited Consolidated
         Financial Statements                            7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                   7

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                               8

Item 2.  Changes in Securities                           8

Item 3.  Defaults Upon Senior Securities                 8

Item 4.  Submission of Matters to a Vote of
         Security Holders                                8

Item 5.  Other Information                               8

Item 6.  Exhibits and Reports on Form 8-K                8

Signature                                                9

         SEL-DRUM INTERNATIONAL, INC. and SUBSIDIARIES
                PART I: FINANCIAL INFORMATION
                 ITEM 1: FINANCIAL STATEMENTS
             UNAUDITED  CONSOLIDATED BALANCE SHEETS
                                                       (U.S.$)

     ASSETS

CURRENT ASSETS                Oct. 31, 1996    July 31, 1996<F1>
______________                _____________    _____________
Cash and Cash Equivalents      $  840,894       $ 1,181,396
Accounts receivable, net        2,140,793         1,769,211
Deferred Income Tax Benefit         9,400             9,400
Inventories                     3,462,381         3,795,766
Loans receivable-
       related parties            117,340           114,295
Other Current Assets              107,859           121,659
                                _________         _________
     TOTAL CURRENT ASSETS       6,678,667         6,991,727

PROPERTY
________

Equipment                       1,396,333         1,351,522
Vehicles                           34,540            34,288
Furniture and Fixtures             39,521            38,134
Leasehold improvements            397,575           387,136
                                _________         _________
                                1,867,969         1,811,080
Less accumulated
Depreciation and Amortization     837,848           775,172
                                _________         _________
                                1,030,121         1,035,908

OTHER ASSETS
____________
Organization costs, net            10,362            10,608
Purchased and developed
     technology, net               64,302            64,819
Deposits                           14,402            14,475
                                _________         _________
                                   89,066            89,902
                                _________         _________
                            $   7,797,854       $ 8,117,537
                                =========         =========

<F1> Derived from the July 31, 1996 Form 10-KSB

The accompanying notes are an integral part of the unaudited consolidated financial statements.

          SEL-DRUM INTERNATIONAL, INC. and SUBSIDIARIES
                PART I: FINANCIAL INFORMATION
                 ITEM 1: FINANCIAL STATEMENTS
            UNAUDITED CONSOLIDATED BALANCE SHEETS(CONT'D)

                                                     (U.S.$)

    LIABILITIES AND
    SHAREHOLDERS' EQUITY


CURRENT LIABILITIES             Oct. 31, 1996   July 31, 1996<F1>
___________________             _____________   _____________
Notes payable to banks          $  1,490,998      $ 2,074,144
Current portion of long-term debt     61,380          179,948
Accounts payable                   1,341,162        1,167,461
Income tax payable                   143,030           91,771
Other current liabilities             67,563          219,229
                                  __________        _________
     TOTAL CURRENT LIABILITIES     3,104,133        3,732,553

OTHER LIABILITIES
_________________

Long-term debt                       132,904          129,465
Deferred income taxes                  9,656            9,406
                                  __________        _________
                                     142,560          138,871


SHAREHOLDERS' EQUITY
____________________

Common stock                          761,356         761,356
Preferred stock                     4,800,180       4,800,180
Additional paid in capital             11,915          11,915
Cumulative foreign currency
translation adjustment                -62,827        -110,067
<Accumulated deficit>                -959,463      -1,217,271
                                  ___________       _________
                                    4,551,161       4,246,113
                                  ___________       _________
                                 $  7,797,854      $8,117,537
                                  ===========       =========

<F1> Derived from the July 31, 1996 Form 10-KSB

The accompanying notes are an integral part of the unaudited consolidated financial statement

         SEL-DRUM INTERNATIONAL, INC. and SUBSIDIARIES
                PART I: FINANCIAL INFORMATION
                 ITEM 1: FINANCIAL STATEMENTS
             UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                                                        (U.S.$)

                                          QUARTER ENDED
                                            OCTOBER 31
                                          _____________
                                     1996              1995
                                    ______            ______
Net sales                         $3,937,236        $3,327,694
Cost of goods sold                 2,549,255         2,231,219
                                   _________         _________
     GROSS PROFIT                  1,387,981         1,096,475

Selling, operating and general
   and administrative expenses       922,828           858,324
Provision for bad debts               13,697            10,975
                                   _________         _________
     INCOME FROM OPERATIONS          451,456           227,176

Other income(expense):
     Interest Income                   5,545               119
     Interest Expense                -37,675           -40,877
     Foreign currency
     transaction gain <loss>          10,433               -
     Disposal Fixed Assets gain <loss> 1,154            20,692
                                   _________          ________
                                     -20,543           -20,066
                                   _________          ________
     INCOME BEFORE INCOME TAXES      430,913           207,110

Income Taxes:
     Current                         173,105            62,692
     Deferred                           -                 -
                                   _________          ________
                                     173,105            62,692
                                   _________          ________
     NET  INCOME                 $   257,808        $  144,418
                                   =========          ========
Number of common shares
outstanding                        7,642,500         7,622,000

Net income per common share       $      .03        $      .02
                                   =========         =========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             THREE MONTHS ENDED
                                                OCTOBER 31
                                             __________________
                                             1996         1995
                                             ____         ____
CASH FLOWS - OPERATING ACTIVITIES
_________________________________

     Net Income                         $  257,808    $  144,418
     Adjustments to reconcile net
     income to net cash provided
     from <used for> operating
     activities:
          Provision for bad debts           13,697        10,975
          Depreciation and amortization     47,832        48,500
          Deferred income taxes               -             -
          Gain on Disposal of Property      -1,154          -
          Changes in certain assets and
          liabilities affecting operations:
          Accounts receivable             -370,461      -124,246
          Inventories                      333,385       416,215
          Other current assets              13,800       -10,273
          Deposits                              73           221
          Accounts payable                 173,701      -142,971
          Income taxes payable              51,259       -37,969
          Other current liabilities       -151,666        49,851
                                           _______       _______
NET CASH PROVIDED FROM
     OPERATING ACTIVITIES                  368,274       354,721

CASH FLOWS - INVESTING ACTIVITIES
_________________________________
     Purchases of property                 -11,875       -36,215
                                          ________       _______
NET CASH <USED FOR> INVESTING ACTIVITIES   -11,875       -36,215

CASH FLOWS - FINANCING ACTIVITIES
_________________________________
     Bank overdraft                           -            5,070
     Loans receivable - related parties     -3,045        -1,280
     Short-term borrowings net            -583,146       128,662
     Repayments on long-term debt         -115,129       -15,150
     Proceeds from Disposal of Assets        2,804          -
                                          ________       _______
NET CASH <USED FOR>  PROVIDED
 FROM FINANCING ACTIVITIES                -698,516       117,302
Effect of exchange rate changes on cash      1,615         1,055
                                          ________       _______
NET <DECREASE> INCREASE IN CASH           -340,502       436,863
Cash and Cash Equivalents at
beginning of period                      1,181,396       166,005
                                         _________       _______
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                           $  840,894     $ 602,868
                                         =========       =======

         SEL-DRUM INTERNATIONAL INC, AND SUBSIDIARIES
                PART I: FINANCIAL INFORMATION

     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     ________________________________________________________


NOTE.          MANAGEMENT'S STATEMENT:
_____________________________________
     In the opinion of Management the accompanying unaudited financial statements contain all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Sel-Drum International, Inc. and Subsidiaries (the Company) at October 31, 1996, and the results of operations and cash flows for the quarter ended October 31, 1996 and 1995.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS:
_______     _________________________________________________

1)     FINANCIAL CONDITION
       ___________________

     The first quarter results were positive. The Results of Operations are summarized below.

2)     RESULTS OF OPERATIONS
       _____________________

     Revenues for the first quarter ended October 31, 1996 were $3,937,236. This was a gain from the revenues of $3,327,694.
     in the corresponding quarter of the prior fiscal year.

     Gross Profit for the current quarter $1,387,981. ( 35.2 %) compared favorably with the corresponding quarter ended
     October 31, 1995 of $1,096,475. (32.9%).

     Administrative Expenses of $936,525.were 23.8% of revenues for the current quarter compared with the Administrative
     Expenses of $869,299 that were 26.1% of revenues for the corresponding quarter ended October 31, 1995.

     Income before taxes in the current quarter improved to $430,913 from $207,110 earned in the quarter ended October 31, 1995, and the earnings per share increased to $0.03 during the current quarter versus $0.02 for the quarter ended October 31, 1995.

PART II: OTHER INFORMATION
__________________________

ITEM 1     LEGAL PROCEEDINGS
______     _________________

     During the quarter ended October 31, 1996 litigation was threatened by a former Sales Agent. No lawsuit has been filed and management believes the threatened claim has no merit.

ITEM 2     CHANGE IN SECURITIES
______     ____________________

     (a)     NONE
     (b)     NONE

ITEM 3     DEFAULT UPON SENIOR SECURITIES
______     ______________________________

     (a)     NONE
     (b)     NONE

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
______     ___________________________________________________

     (a) The annual meeting of the Shareholders of the Company was held on November 6, 1996.

     (b)  Brian Turnbull, Robert Asseltine, Gerald Maunder, and
          Stephen Dadson were elected to serve as Directors of the Company.

     (c) The following additional matters were voted on at the meeting:

          (1) To ratify the appointment of Mengel, Metzger, Barr and Co. C.P.A.'s as independent auditors of the Company for the year ended July 31, 1997.

     Each of the aforementioned matters was approved unanimously by the Shareholders at the annual general shareholder's meeting at which 7,521,194 votes were cast without abstentions.

ITEM 5     OTHER INFORMATION
______     _________________

     (a)     NONE

ITEM 6     EXHIBITS AND REPORTS ON FORM 8K
______     _______________________________

     (a) Exhibits - there were no new exhibits required to be filed during the quarter
     (b)     Reports on Form 8-K filed during the quarter  - None
            (a report on Form 8K has been subsequently filed on
             November 25, 1996).

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SEL-DRUM INTERNATIONAL, INC.
                              ____________________________
                                      (Registrant)


Date: December 12, 1996
      _________________________


                              /s/ Brian Turnbull
                              _______________________________
                              Brian Turnbull, President, C.E.O.



                              /s/ John Hall
                              _______________________________
                              John Hall, Financial Director