Form 10QSB
period 1997-01-31
SEL DRUM INTERNATIONAL INC
filed 1997-03-14
CIK 915401

U.S. Securities and Exchange Commission
                      Washington, D.C. 20549
                          Form 10 - QSB
(Mark One)
      [ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  January 31, 1997
      [    ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
For the transition period from______________to______________
          Commission file number          0-22964
                   Sel-Drum International, Inc.
                   ____________________________
(Exact name of small business issuer as specified in its charter)
             Colorado                      84-1236134
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

Former name:
Former address:
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes       [ X ]         No
           _____________          ____________
   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
     Yes                    No                 (Not Applicable)
           _____________         ____________
    APPLICABLE ONLY TO CORPORATE ISSUERS
    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
         Class              Outstanding at March  14 , 1997
Common stock no par value               7,642,500 shares
_________________________               ________________
              Transitional Small Business Disclosure Format
(check one):
     Yes                No   [ X ]
           __________       _________

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
          _____________________________________________
                              INDEX
                              _____

     PART I:  FINANCIAL INFORMATION                        Page

Item 1.  Financial Statements

 Unaudited Consolidated Balance Sheet
 as of January 31, 1997 and July 31, 1996                  3 - 4

 Unaudited Consolidated Statements of
 Income for the Six Months Ended
 January 31, 1997 and January 31, 1996                       5

 Unaudited Consolidated Statements of
 Income for the Quarters Ended
 January 31, 1997 and January 31, 1996                       6

 Unaudited Consolidated Statements of
 Cash Flows for the Six Months Ended
 January 31, 1997 and 1996                                   7


Item 2.  Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations                        8 - 10

PART II:  OTHER INFORMATION

       Item 1. Legal Proceedings                            11

       Item 2. Changes in Securities                       N/A

       Item 3. Defaults Upon Senior Securities             N/A

       Item 4. Submission of Matters to a Vote
               of Security Holders                         N/A

       Item 5. Other Information                           N/A

       Item 6. Exhibits and Reports on Form 8-K             11

               Signature                                    12

          SEL-DRUM INTERNATIONAL, INC. and SUBSIDIARIES
                  PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
              UNAUDITED  CONSOLIDATED BALANCE SHEETS
                                       (U.S.$)

      ASSETS
      ______
       CURRENT ASSETS           January 31, 1997   July 31, 1996*
                                ________________   _____________
Cash and Cash Equivalents      $      832,575     $    1,181,396
Accounts receivable, net            2,172,457          1,769,211
Deferred Income Tax Benefit             9,400              9,400
Inventories                         3,445,629          3,795,766
Loans receivable-
        related parties               121,154            114,295
Other Current Assets                   97,974            121,659
                                 ____________          _________
       TOTAL CURRENT ASSETS         6,679,189          6,991,727

PROPERTY
________
Equipment                           1,401,466          1,351,522
Vehicles                               34,463             34,288
Furniture and Fixtures                 44,373             38,134
Leasehold improvements                399,236            387,136
                                 ____________          _________
                                    1,879,538          1,811,080
Less accumulated
Depreciation and Amortization         877,040            775,172
                                 ____________          _________
                                    1,002,498          1,035,908

OTHER ASSETS
____________
Organization costs, net                 9,764             10,608
Purchased and developed
          technology, net              61,569             64,819
Deposits                               14,402             14,475
                                 ____________          _________
                                       85,735             89,902
                                 ____________          _________
                                $   7,767,422      $   8,117,537
                                 ============         ==========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

*Derived from the July 31, 1996 Form 10-KSB

          SEL-DRUM INTERNATIONAL, INC. and SUBSIDIARIES
                  PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
          UNAUDITED CONSOLIDATED BALANCE SHEETS(CONT'D)

                                                       (U.S.$)

 LIABILITIES AND
 SHAREHOLDERS'
   EQUITY
________________

CURRENT LIABILITIES             January 31, 1997   July 31, 1996*
___________________             ________________   _____________
Notes payable to banks               $  1,676,007    $ 2,074,144
Current portion of long-term debt          60,887        179,948
Accounts payable                        1,065,925      1,167,461
Income tax payable                         29,974         91,771
Other current liabilities                  53,317        219,229
                                     ____________    ___________
          TOTAL CURRENT LIABILITIES     2,886,110      3,732,553

OTHER LIABILITIES
_________________
Long-term debt                            126,791        129,465
Deferred income taxes                       9,580          9,406
                                     ____________    ___________
                                          136,371        138,871


SHAREHOLDERS' EQUITY
____________________
Common stock                              761,356        761,356
Preferred stock                         4,800,180      4,800,180
Additional paid in capital                 11,915         11,915
Cumulative foreign currency
translation adjustment                    <73,858>      <110,067>
<Accumulated deficit>                    <754,652>    <1,217,271>
                                     ____________     ___________
                                        4,744,941      4,246,113
                                     ____________     ___________
                                     $  7,767,422    $ 8,117,537
                                     ============     ===========

The accompanying notes are an integral part of the unaudited consolidated financial statements.
*Derived from the July 31, 1996 Form 10-KSB.

          SEL-DRUM INTERNATIONAL, INC. and SUBSIDIARIES
                  PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
            UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                                                      (U.S.$)

                                             SIX MONTHS  ENDED
                                                  January 31
                                              1997        1996
                                             ______      ______

Net sales                                $7,936,034   $6,817,114
Cost of goods sold                        5,197,291    4,519,509
                                         __________   __________
           GROSS PROFIT                   2,738,743    2,297,605

Selling, operating and general
and administrative expenses               1,885,405    1,711,442
Provision for bad debts                      28,210       26,196
                                         __________    _________
         INCOME FROM OPERATIONS             825,128      559,967

Other income(expense):
Interest Income                              11,413        2,464
Interest Expense                            <69,245>     <87,434>
Foreign currency
transaction gain <loss>                      18,096       19,012
Disposal Fixed Assets gain <loss>             1,154          -
                                         __________    _________
                                            <38,582>     <65,958>
                                         __________    _________
        INCOME BEFORE INCOME TAXES          786,546      494,009

Income Taxes:
      Current                               323,927      165,744
      Deferred                                 -            -
                                         __________    _________
                                            323,927      165,744
                                         __________    _________
      NET  INCOME                       $   462,619  $   328,265
                                         ==========    =========
Number of common shares outstanding       7,642,500    7,622,000

Net income per common share         $           .06  $       .04
                                         ==========    =========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                   SEL-DRUM INTERNATIONAL, INC.
                  PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
            UNAUDITED CONSOLIDATED STATEMENT OF INCOME


                                                          (U.S.$)

                                             QUARTER ENDED
                                               JANUARY 31
                                           1997          1996
                                          _____         _____

Net sales                            $3,998,798       $3,489,420
Cost of goods sold                    2,648,036        2,288,290
                                     __________       __________
           GROSS PROFIT               1,350,762        1,201,130

Selling, operating and general
and administrative expenses             962,577          853,118
Provision for bad debts                  14,513           15,221
                                     __________      ___________
         INCOME FROM OPERATIONS         373,672          332,791

Other income(expense):
           Interest Income                5,868            2,345
           Interest Expense             <31,570>         <46,557>
           Foreign currency
           transaction gain <loss>        7,663           <1,680>
           Fixed Asset Disposal
           gain <loss>                      -                -
                                     __________       __________
                                        <18,039>         <45,892>
                                     __________       __________
        INCOME BEFORE INCOME TAXES      355,633          286,899

Income Taxes:
            Current                     150,822          103,052
            Deferred                       -                -
                                     __________       __________
                                        150,822          103,052
                                     __________       __________
            NET  INCOME             $   204,811     $    183,847
                                     ==========       ==========

Number of common shares outstanding   7,642,500        7,622,000

     Net income per common share    $       .03     $        .02
                                      =========       ==========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (U.S.$)

                                           SIX MONTHS  ENDED
                                              JANUARY  31
                                          1997          1996
                                          ____          ____

CASH FLOWS - OPERATING ACTIVITIES
_________________________________

     Net Income                     $   462,619     $ 328,265
     Adjustments to reconcile
     net income to net cash
     provided from <used for>
     operating activities:
       Provision for bad debts           28,210        26,196
       Depreciation and amortization     95,557        91,938
       Deferred income taxes               -             -
       Gain on Disposal of Property      <1,154>         -
     Changes in certain assets and
     liabilities affecting operations:
       Accounts receivable              <431,456>    <124,435>
       Inventories                       359,829       29,524
       Other current assets               23,685      <48,251>
       Deposits                               73         <217>
       Accounts payable                 <101,536>    <514,531>
       Income taxes payable              <61,797>     <74,462>
       Other current liabilities        <165,912>     319,375
                                      __________     ________
NET CASH PROVIDED FROM
    OPERATING ACTIVITIES                 208,118       33,402

CASH FLOWS - INVESTING ACTIVITIES
_________________________________

     Purchases of property                <37,134>    <50,296>
                                      ___________    ________
NET CASH <USED FOR> INVESTING ACTIVITIES  <37,134>    <50,296>

CASH FLOWS - FINANCING ACTIVITIES
_________________________________

     Bank overdraft                          -        146,983
     Loans receivable - related parties    <6,859>      2,897
     Short-term borrowings net           <398,137>    621,846
     Repayments on long-term debt        <121,735>    <29,750>
     Proceeds from Disposal of Assets       2,804        -
                                       __________     _________
NET CASH <USED FOR>  PROVIDED
FROM FINANCING ACTIVITIES                <523,927>     741,976
Effect of exchange rate changes on cash     4,122         <246>
                                       __________     _________
NET <DECREASE> INCREASE IN CASH          <348,821>     724,836
Cash and Cash Equivalents at
beginning of period                     1,181,396      166,005
                                       __________     ________
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                       $     832,575  $   890,841
                                       ==========     ========


Item 2.   Management's Discussion and Analysis of Financial
_______   Condition and Results of Operations.


OVERVIEW
_________

     SEL-DRUM INTERNATIONAL INC., ("SEL-DRUM" or the "COMPANY") is the successor corporation to Dakota Equities, Ltd. which acquired all of the outstanding common shares of SEL-DRUM IMAGING CORPORATION, a privately held Canadian Corporation. The Company's primary business is the distribution of high mortality copier replacement parts, toners, and photoreceptors ("Drums"), including the re-manufacturing of Drums. On August 1, 1995 the Company added re-manufactured facsimile and printer cartridges to its product offering. The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. In the Province of Quebec, Canada, the Company has an exclusive distributor. Outside of North America the Company is represented by several distributors and their sales account for less than 5% of the total revenues.

     On November 1, 1996, the Company merged its subsidiary Micron Imaging Corporation into Sel-Drum Corporation. Over 50% of Micron production was purchased by Sel-Drum Corporation, and the merger of the subsidiaries' consolidated administration and finance in Burlington, Ontario, Canada.

     The Company markets and inventories a line of 1800 high mortality replacements parts, drums, toner, facsimile and printer cartridges. The replacement parts are principally manufactured in Japan and Germany, many exclusively to the Company specifications. A significant number of the drums sold by the Company are produced at its facility in Kelowna, British Columbia, Canada. Facsimile and printer cartridges are manufactured exclusively for the Company for distribution to the copier dealer market in North America, by MKG Mississauga, Ontario, Canada.

     The Company operates two wholly-owned subsidiaries, SEL-DRUM CORP. (U.S.A.) INC., and SEL-DRUM CORPORATION. SEL-DRUM CORP. (U.S.A) INC. and SEL-DRUM CORPORATION employ a number of sales agents and telemarketers who contact directly the copier machine dealers throughout North America. There are approximately 12,000 such dealers marketing various brands of copier products. The Company estimates that the potential marketplace for high mortality replacement parts, drums and toner not controlled by original equipment manufacturers ("OEMs"), to be approximately $675 million in North America.

     On February 28, 1997 discussions with JRCS Corp. were terminated regarding the sale of substantially all of the outstanding capital stock of the Company. Management believes that during the first two fiscal quarters a significant amount of management's time and attention had been devoted toward negotiating the terms of the proposed transaction.

RESULTS OF OPERATIONS
_____________________

     The Company's results of operations are affected by numerous factors such as general economic conditions, competition and inventory costs. The largest component of the Company's cost of sales is inventory cost, which may vary slightly from period to period based upon timing of purchases and currency fluctuations.

     The following table sets forth for each of the periods presented, certain income statement data for the Company expressed as a percentage of net sales.


                              Three Months         Six Months
                                  Ended               Ended
                              ____________         __________

Statement of
Operations Data              Jan. 31  Jan. 31   Jan. 31  Jan. 31
_______________                1997    1996       1997     1996
                             _______  _______   _______  _______
Net Sales                    100.0%    100.0%    100.0%   100.0%


As a Percentage of Net Sales:
Cost of Goods Sold            66.3      65.6      65.5     66.3
                             _____     _____     _____    _____

Gross Profit                  33.7      34.4      34.5     33.7

Selling, General and
Administrative Expenses       24.0      24.4      23.8     25.1

Provision for Bad Debt          .4        .4        .3       .4
                             _____     _____     _____    _____

Income from Operations         9.3       9.6      10.4      8.2

Other Income (Expense)         (.4)     (1.3)      (.5)    (1.0)

Income Before Taxes            8.9       8.3       9.9      7.2
                             _____     _____     _____    _____
Net Income                     5.1       5.3       5.8      4.8
                             =====     =====     =====    =====


     Net sales for the three months ended January 31, 1997 were $3,998,798 as compared with $3,489,420 for the three months ended January 31, 1996, an increase of 14.6%. For the six months ended January 31, 1997, net sales were $7,936,034, as compared with $6,817,114 for the six months ended January 31, 1996, an increase of 16.4%. The increase in net sales for the six months ended January 31, 1997 is principally the result of steady improvement in the copier and copier component markets and an intensified marketing effort within the Company and its distribution channels.

     Gross profit margin for the three months ending January 31, 1997 was 33.7%, as compared to 34.4% for the same period last year. For the six months ended January 31, 1997, gross profit margin was 34.5% as compared to 33.7% for the six months ended January 31, 1996. In absolute dollars, gross profit increased from $1,201,130 for the three months ended January 31, 1996 to $1,350,762 for the three months ended January 31, 1997. For the six months ended January 31,

1997, absolute gross profit dollars increased to $2,738,743 from $2,297,605. The increase in absolute gross profit dollars of $149,632 and $441,138 for the three and six month periods, respectively, resulted primarily from net sales increases.

     Selling, general, and administrative expenses for the three months ended January 31, 1997 increased 13% from the prior comparable period. This increase resulted primarily from the hiring of additional sales personnel and professional and other fees associated with the recently terminated negotiations with JRCS described earlier herein. As a percentage of net sales, selling, general and administrative expenses decreased as a result of increased sales volume. For the six months ended January 31, 1997, selling, general and administrative expenses increased by $173,963, or 10%. The increase in selling, general and administrative expenses for the six months is also attributable to the hiring of additional sales personnel and professional fees and other expenses associated with the recently terminated negotiation with JRCS.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

     Net cash provided from operating activities primarily represents net income plus changes in working capital positions.
Net cash provided from operating activities for the six months ended January 31, 1997 was $208,118.

     Net cash used for investing activities represents purchases of property in connection with the start up of a facsimile and printer cartridge production operation at the Company's Kelowna, British Columbia facility.

     The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of approximately $2,740,000 (U.S.). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases. As of January 31, 1997 outstanding borrowings of $1,676,007 (U.S.) existed under this arrangement. The foregoing amounts may change as a result of currency fluctuations.

     Cash flow from operations coupled with cash flow generated by bank financing has provided the Company with the cash necessary to meet its cash requirements. For the foreseeable future, the Company does not anticipate any significant cash outlays other than those consistent with past practices.

PAGE

                   PART II - OTHER INFORMATION
                   ___________________________

 Item 1.Legal Proceedings.
 ________________________

          During the quarter ended January 31, 1997, the Company was served with a lawsuit by a former sales agent. Management believes that the claim is without merit and intends to vigorously defend the matter.

 Item 6.   Exhibits and Reports on Form 8-K.
 __________________________________________

     (a) Exhibits.
         ________

     (b) Reports on Form 8-K.
         ___________________

               Company's Form 8-K filed March 14, 1997.

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


                                 SEL-DRUM INTERNATIONAL, INC.
                                 ____________________________
                                       (Registrant)



Date:   March 14, 1997


                                    /s/ Brian Turnbull
                               _________________________________
                               Brian Turnbull, President, C.E.O.





                                    /s/ John Hall
                                 _______________________________
                                   John Hall, Financial Director