Form 10QSB
period 1997-04-30
SEL DRUM INTERNATIONAL INC
filed 1997-06-16
CIK 915401

U.S. Securities and Exchange Commission
                        Washington, D.C. 20
                          Form 10 - QSB
(Mark One)
      [ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended April 30, 1997
      [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT
           For the transition period from
          ____________________to___________________
       Commission file number           0-22964
                                        _______
                   Sel-Drum International, Inc.
                   ____________________________
(Exact name of small business issuer as specified in its charter)

    Colorado                                 84-1236134
    ________                                 __________
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)

         501 Amherst Street, Buffalo, New York 14207-2913
         ________________________________________________
             (Address of principal executive offices)
                           905-335-2766
                           ____________
                   (Issuer's telephone number)
                           Former name:
                         Former address:
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements for the past 90 days.  Yes   [X]   No
                                                 _____     ______
      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed
by court.          Yes         No            (Not Applicable)
                       ______      ______
      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
             Class               Outstanding at June 12, 1997
             _____               ____________________________
  Common stock no par value             7,642,500 shares
Transitional Small Business Disclosure Format (check one):
     Yes                       No      [ X ]
          __________                   ______

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX

     PART I:  FINANCIAL INFORMATION                         Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         April 30, 1997 and July 31, 1996                   3 - 4

         Consolidated Statements of Income
         for the three and nine months Ended
         April 30, 1997 and April 30, 1996                  5 - 6

         Consolidated Statements of Cash Flows
         for the nine months Ended April 30, 1997
         and April 30, 1996                                   7


Item 2.  Management's Discussion and Analysis
         of Financial Conditions and Results of
         Operations                                        8 - 10

PART II:  OTHER INFORMATION

       Item 1. Legal Proceedings                               11

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

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
              UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                         (U.S.$)



      ASSETS
      ______
CURRENT ASSETS                  April 30, 1997     July 31, 1996*
______________                  ______________     ______________
Cash and Cash Equivalents         $  817,934       $   1,181,396
Accounts receivable, net           2,317,179           1,769,211
Deferred Income Tax Benefit            9,400               9,400
Inventories                        3,409,591           3,795,766
Loans receivable-
       related parties               113,766             114,295
Other Current Assets                 112,034             121,659
                                   _________           _________
       TOTAL CURRENT ASSETS        6,779,904           6,991,727

PROPERTY
________
Equipment                          1,362,848           1,351,522
Vehicles                              34,113              34,288
Furniture and Fixtures                47,848              38,134
Leasehold improvements               408,890             387,136
                                   _________           _________
                                   1,853,699           1,811,080
Less accumulated
Depreciation and Amortization        893,449             775,172
                                   _________           _________
                                     960,250           1,035,908

OTHER ASSETS
____________
Organization costs, net                8,916              10,608
Purchased and developed
technology, net                       57,184              64,819
Deposits                              14,402              14,475
                                     _______             _______
                                      80,502              89,902
                                     _______             _______
                               $   7,820,656       $   8,117,537
                                  ==========          ==========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

*Derived from the  July 31, 1996 form 10-KSB

                               (3)

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
           UNAUDITED CONSOLIDATED BALANCE SHEETS(CONT'D)


                                                        (U.S.$)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ____________________________________
 CURRENT LIABILITIES             April 30, 1997    July 31, 1996*

Notes payable to banks          $   1,600,155       $  2,074,144
Current portion of long-term debt      58,671            179,948
Accounts payable                    1,041,748          1,167,461
Income tax payable                     51,044             91,771
Other current liabilities              54,317            219,229
                                  ___________         __________
      TOTAL CURRENT LIABILITIES     2,805,935          3,732,553

OTHER LIABILITIES

Long-term debt                        107,508            129,465
Deferred income taxes                   9,232              9,406
                                 ____________         __________
                                      116,740            138,871
SHAREHOLDERS' EQUITY
____________________

Common stock                          761,356            761,356
Preferred stock                     4,800,180          4,800,180
Additional paid in capital             11,915             11,915
Cumulative foreign currency
translation adjustment               -148,081           -110,067
(Accumulated deficit)                -527,389         -1,217,271
                                 _____________        __________
                                    4,897,981          4,246,113
                                 _____________        __________
                                  $ 7,820,656         $8,117,537
                                 =============        ==========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Derived from the July 31, 1996 Form 10-KSB.

                               (4)

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
            UNAUDITED CONSOLIDATED STATEMENT OF INCOME


                                                         (U.S.$)


                                             QUARTER ENDED
                                               APRIL 30
                                       _________________________
                                         1997             1996
                                       __________     __________
Net sales                             $4,308,203      $4,147,202
Cost of goods sold                     2,851,291       2,694,397
                                      ___________     __________
GROSS PROFIT                           1,456,912       1,452,805

Selling, operating and general
   and administrative expenses         1,019,153         965,544
Provision for bad debts                   16,347          26,508
                                      ___________     __________
INCOME FROM OPERATIONS                   421,412         460,753

Other income(expense):
   Interest Income                         2,067            137
   Interest Expense                      -32,008        -46,153
   Foreign currency
   transaction <loss>                      3,089        -16,165
                                      ___________    ___________
                                         -26,852        -62,181
                                      ___________    ___________
INCOME BEFORE INCOME TAXES               394,560        398,572

Income Taxes:
   Current                               167,297        127,001
   Deferred                                 -              -
                                      ___________    ___________
                                         167,297        127,001
                                      ___________    ___________
NET  INCOME                         $    227,263   $    271,571
                                      ===========    ===========

Number of common shares outstanding    7,642,500      7,622,000

Net income per common share          $       .03    $       .04
                                       ==========    ==========

The accompanying notes are an integral part of the unaudited consolidated financial statements.


                              (5)

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  PART I: FINANCIAL INFORMATION
                   ITEM 1: FINANCIAL STATEMENTS
            UNAUDITED CONSOLIDATED STATEMENT OF INCOME


                                                         (U.S.$)

                                            NINE MONTHS ENDED
                                                  APRIL 30
                                           ____________________
                                          1997            1996
                                          ____            ____
Net sales                          $12,244,237       $10,964,316
Cost of goods sold                   8,048,582         7,213,906
                                   ___________       ___________
GROSS PROFIT                         4,195,655         3,750,410

Selling, operating and general
     and administrative expenses     2,904,558         2,676,986
Provision for bad debts                 44,557            52,704
                                   ___________       ___________
INCOME FROM OPERATIONS               1,246,540         1,020,720

Other income(expense):
    Interest Income                     13,480             2,601
    Interest Expense                  -101,253          -133,587
    Foreign currency
    transaction gain <loss>             21,185             2,847
    Disposal Fixed Asset Gain <Loss>     1,154               -
                                    __________       ___________
                                       -65,434          -128,139
                                    __________       ___________
INCOME BEFORE INCOME TAXES           1,181,106           892,581

Income Taxes:
     Current                           491,224           292,745
     Deferred                             -                   -
                                    __________       ___________
                                       491,224           292,745
                                    __________       ___________
NET  INCOME                      $     689,882     $     599,836

                                    ==========       ===========
Number of common shares outstanding  7,642,500         7,622,000

Net income per common share           $    .09           $   .08
                                         ======            ======

The accompanying notes are an integral part of the unaudited consolidated financial statements.


                              (6)

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
         UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (U.S.$)

                                            NINE MONTHS ENDED
                                                  APRIL 30
                                         ________________________
                                          1997              1996
CASH FLOWS - OPERATING ACTIVITIES
_________________________________

Net Income                          $   689,882      $   599,836
Adjustments to reconcile net income to
net cash provided from (used for) operating
activities:
Provision for bad debts                  44,557           52,704
Depreciation and amortization           144,335          142,138
Deferred income taxes <credit>             -                 -
Gain on Disposal of Property             -1,154              -
Changes in certain assets and
liabilities affecting operations:
Accounts receivable                    -592,525         -336,111
Inventories                             386,175         -305,997
Other current assets                      9,625          -19,979
Deposits                                     73              220
Accounts payable                       -125,713         -209,062
Income taxes payable                    -40,727          -47,600
Other current liabilities              -164,912          586,017
                                      _________       __________
NET CASH PROVIDED FROM (USED FOR)
OPERATING ACTIVITIES                    349,616          462,166

CASH FLOWS - INVESTING ACTIVITIES
Purchases of property                   -59,350          -91,386
                                      _________        _________
NET CASH (USED FOR)
INVESTING ACTIVITIES                    -59,350          -91,386

CASH FLOWS - FINANCING ACTIVITIES
Bank overdraft                             -             -17,182
Loans receivable - related parties          529           -2,927
Short-term borrowings net              -473,989          334,304
Proceeds from Disposal of Assets          2,804            -
Repayments on long-term debt           -143,234          -45,099
                                       _________        ________
NET CASH PROVIDED FROM FINANCING
ACTIVITIES                             -613,890          269,096
Effect of exchange rate changes on cash -39,838            4,272
                                       _________        ________
NET INCREASE IN CASH                   -363,462          644,148
Cash and Cash Equivalents at
beginning of period                   1,181,396          166,005
                                      __________        ________
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                    $   817,934      $   810,153
                                     ==========       ==========

                               (7)

           SEL-DRUM INTERNATIONAL INC. AND SUBSIDIARIES
                  PART I: FINANCIAL INFORMATION


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW
________
     SEL-DRUM INTERNATIONAL INC., ("SEL-DRUM" or the "COMPANY") is the successor corporation to Dakota equities, Ltd. which acquired all of the outstanding common shares of SEL-DRUM IMAGING CORPORATION, a privately held Canadian Corporation. The Company's primary business is the distribution of high mortality copier replacement parts, toners, and photoreceptors ("Drums"), including the re-manufacturing of Drums. On August 1, 1995 the Company added re-manufactured facsimile and printer cartridges to its product offering. The company markets in the United States and Canada through a direct network of sales agents and telemarketers. In the Province of Quebec, Canada, the Company has an exclusive distributor. Outside of North America the Company is represented by several distributors and their sales account for less than 5% of the total revenues.

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

     The Company operated two wholly-owned subsidiaries, SEL-DRUM CORPORATION (U.S.A.) INC., and SEL-DRUM CORPORATION. SEL-DRUM CORPORATION (U.S.A.) INC. and SEL-DRUM CORPORATION employ a number of sales agents and telemarketers who contact directly the copier machine dealers throughout North America. There are approximately 12,000 such dealers marketing various brands of copier products. The Company estimates that the potential marketplace for high mortality replacement parts, drums and toner, not controlled by original equipment manufacturers (OEMs"), to be approximately $675 million in North America.

     On March 7, 1997 the Company and certain principal shareholders terminated discussions with JRCS Corp. regarding the sale of substantially all of the outstanding capital stock of the company.


RESULTS OF OPERATIONS
_____________________

     The Company's results of operations are affected by numerous factors such as general economic conditions, competition and inventory costs. The largest component of the Company's cost of sales is inventory cost, which may vary slightly from period to period based upon timing of purchases which indirectly affect the Company's inventory costs.

     The following table sets forth for each of the periods presented, certain income statement data for the Company expressed as a percentage of net sales.

                               (8)

           SEL-DRUM INTERNATIONAL INC. AND SUBSIDIARIES

                        Three Months            Nine Months
Statement of               Ended                 Ended
Operations Data      April 30, April 30     April 30,   April 30,
                       1997      1996         1997        1996
_______________      ________  ________     _________   _________
Net Sales            100.0%     100.0%       100.0%      100.0%
As a Percentage of Net Sales:
Cost of Goods Sold    66.2%      64.9%        65.7%       65.7%
                     ________  ________     _________   _________
Gross Profit          33.8%      35.1%        34.3%       34.3%
Selling, General
and Administrative
Expenses              23.8%      23.4%        23.9%       24.6%
Provision for
bad Debt                .3%        .6%          .3%         .4%
                     ________   _______     _________   _________
Income from
Operations             9.7%       11.1%       10.1%         9.3%
Other Income (Expense) -.6%       -1.5%        -.5%        -1.2%
Income before Taxes    9.1%        9.6%        9.6%         8.1%
                      _____       _____       _____        _____
Net Income             5.2%        6.5%        5.6%         5.4%

     Net sales for the three months ended April 30, 1997 were $4,308,203 as compared with $4,147,202 for the three months ended April 30, 1996, an increase of 3.8%. For the nine months ended April 30, 1997, net sales were $12,244,237, as compared with $10,964,316 for the nine months ended April 30, 1996, an increase of 11.6%. The increase in net sales for the nine months ended April 30, 1997 is principally the result of steady improvement in the copier and copier component markets and an intensified marketing effort within the company and its distribution channels.

     Gross profit margin for the three months ending April 30, 1997 was 33.8%, as compared to 35.1% for the same period last year. For the nine months ended April 30, 1997, gross profit margin was 34.3% as compared to 34.3% for the nine months ended April 30, 1996. In absolute dollars, gross profit increased from $1,452,805 for the three months ended April 30, 1996 to $1,456,912 for the three months ended April 30, 1997. For the nine months ended April 30, 1997, absolute gross profit dollars increased to $4,195,655 from $3,750,410. The increase in absolute gross profit dollars for the three and nine month periods, respectively, resulted primarily from net sales increases.

     Selling, general, and administrative expenses for the three months ended April 30, 1997 increased 5.5% from the prior comparable period. This increase resulted primarily from professional and other fees associated with the recently terminated negotiations with JRCS described earlier herein. For the nine months ended April 30, 1997, selling, general and administrative expenses increased in absolute dollars by $227,572, or 8.5%. The increase in selling, general and administrative expenses for the six months is also attributable to professional fees and other expenses associated with the recently terminated negotiation with JRCS and additional sales cost associated with increased sales volumes.

                               (9)


           SEL-DRUM INTERNATIONAL INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES
_______________________________
     The company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

     Net cash provided by operating activities primarily represents net income plus changes in working capital positions.
Net cash provided by operating activities for the nine months ended April 30, 1997 was $349,616.

     Net cash used for investing activities represents purchases of property in connection with the start up of a facsimile and printer cartridge production operation at the company's Kelowna, British Columbia facility.

     The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of $3,700,000 (CDN). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases. As of April 30, 1997 outstanding borrowings of $1,600,155 (U.S.) existed under this arrangement.

     Cash flow from operations coupled with cash flow generated by bank financing has provided the Company with the cash necessary to meet its cash requirements. For the foreseeable future, the Company does not anticipate any significant cash outlays other than those consistent with past practices.

                               (10)


           SEL-DRUM INTERNATIONAL INC. AND SUBSIDIARIES
                    PART II: OTHER INFORMATION

 ITEM 1  LEGAL PROCEEDINGS
 ______  _________________



 ITEM 6  EXHIBITS AND REPORTS ON FORM 8K
 ______  _______________________________

      (a)Exhibits

      (b)Reports on Form 8-K
     - None

                               (11)



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     SEL-DRUM INTERNATIONAL, INC.
                          (Registrant)





Date:     June 13, 1997
      _________________________


                                  /s/Brian Turnbull
                                _______________________________
                                Brian Turnbull, President, C.E.O.


                                 /s/ John Hall
                                _______________________________
                                John Hall, Financial Director

                               (12)