Form 10KSB
period 1997-07-31
SEL DRUM INTERNATIONAL INC
filed 1997-10-29
CIK 915401


                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC 20549
                                       ___________

                                       FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934.

For the fiscal year ended July 31, 1997
                          -------------
                                           OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to _____________________


                             Commission File Number 0-22964

                              SEL-DRUM INTERNATIONAL, INC.
                              ----------------------------
                     (Name of Small Business Issuer in Its Charter)

             Colorado                                            84-1236134
             --------                                            ----------
 (State or Other Jurisdiction of                   (I.R.S. Employer Identification No.)
  Incorporation or Organization)

 501 Amherst Street, Buffalo, New York                           14207-2913
 -------------------------------------                           ----------
(Address of Principal Executive Offices)                         (Zip Code)

                                     1-800-263-9356
                                     --------------
                     Issuer's Telephone Number, Including Area Code

     Securities registered under Section 12(b) of the Exchange Act:

            Title of Each Class          Name of Each Exchange on Which Registered
            -------------------          -----------------------------------------
                   None                                 None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                               Common Stock, no par value
                               --------------------------
                                   Title of Each Class

   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such  reports),  and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No [ ]

   Check if there is no  disclosure  of  delinquent  filers in  response  to Item 405 of
Regulation S-B contained  herein,  and no disclosure  will be contained,  to the best of registrant's  knowledge,  in definitive proxy or information statements  incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The Issuer's revenues for the year ended July 31, 1997 were $16,619,967.

   As of October 22, 1997 there were 7,642,500  outstanding  shares of Common Stock,  no par value.  The  aggregate  market value of the voting stock of the  registrant  held by non-affiliates on October 22, 1997 based on the average bid and asked price on such date was $105,067.


ITEM 1.   DESCRIPTION OF BUSINESS
---------------------------------

General
-------

     Sel-Drum International, Inc., ("Sel-Drum" or the "Company") is the successor corporation to Dakota Equities Ltd., a publicly-held "blind pool." On February 1, 1995, the Company acquired all the outstanding common shares of Sel-Drum Imaging Corporation, the parent corporation of a privately held Canadian Corporation which was founded in 1978. The Company's primary business is the distribution of high mortality copier replacement parts, toners, and photoreceptors ("Drums"), including, to a limited extent, the remanufacturing of Drums. On August 1, 1995, the Company added remanufactured facsimile and printer cartridges to its product offering through its operations in Kelowna, British Columbia (the "Kelowna Facility"). The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. Outside of North America, the Company is represented by several distributors and their sales account for less than 5% of the total revenues. The Company amalgamated Micron Imaging Corporation (now the Kelowna Facility) and Sel-Drum Corporation on November 1, 1996.

     On March 7, 1997, the Company and certain principal shareholders terminated discussions with JRCS Corp. regarding the sale of substantially all of the outstanding capital stock of the Company.

     On October 29, 1997, the Company announced that it had hired Raymond C. Sparks as its new Chief Executive Officer and President, replacing Brian Turnbull who has agreed to remain with the Company as a full-time consultant.

     Sel-Drum is a leading independent distributor of high mortality copier replacement parts and supplies. As one of the largest independent high mortality copier parts distribution companies in North America, Sel-Drum provides a link between parts manufacturers, sellers and buyers. Sel-Drum is also developing strong relationships with suppliers who seek advanced inventory management, order processing and forecasting.

     Through its Sel-Drum Imaging Corporation subsidiary, the Company has two wholly owned subsidiaries, Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation. Unless otherwise indicated, all references to "Sel-Drum" or the "Company" include the Company, Sel-Drum Imaging Corporation, Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. It should be noted that approximately 50% of the Kelowna Facility's remanufactured product is sold directly to the other operating divisions. Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation employ a number of sales agents and telemarketers who contact directly the copier machine dealers throughout North America. There are approximately 12,000 such dealers marketing various brands of copier products. The Company estimates that the potential market place for high mortality replacements parts, drums and toner, not controlled by the Original Equipment Manufacturers ("O.E.M."s) to be approximately $675 million in North America.

Company Strategy
----------------

     Through flexibility in sourcing as well as customer service, the Company continually strives to be a reliable, innovative and cost-effective provider of high mortality copier and facsimile component products to the approximately $675 million per year market in North America. The Company believes there are also significant opportunities in the European and Asia-Pacific regions. The Company's strategy to accomplish these objectives includes the following:

          o Provide high quality products and superior customer service. The Company maintains a detailed and extensive quality assurance program. The Company also requires that both its affiliated and unaffiliated suppliers conform to Company customer quality and standards. The Company intends to continue its strategy of demanding high quality from its vendors.

         o Improve remanufacturing flexibility. Management believes that the Company is the only copier parts distributor with internal manufacturing and remanufacturing support. Although to date the Company's manufacturing facility in Kelowna, British Columbia (the "Kelowna Facility") has been under-utilized, the Company intends to increase the utilization of its Kelowna Facility to remanufacture printer and facsimile cartridges. The Company also intends to reemphasize the Kelowna Facility's distribution capabilities to service its existing customers in Western North America. To achieve this strategy, the Company intends to make capital expenditures in its Kelowna Facility of approximately $200,000.

          o Increase sales outside of North America. As a result of the recent hiring of a new Chief Executive Officer/President, the Company's founder, Brian Turnbull, will focus his efforts on expanding the Company's international sales. The Company believes that Mr. Turnbull's significant experience and network of customers will serve to enhance the Company's sales outside of North America, although no assurances can be given that this will occur.

         o Establish integrated data system. An integrated data system will permit the Company's employees to access information on stock availability, pricing and order status, and to perform order entry on a real time basis from anywhere in the world. The system will facilitate immediate drop shipment from Burlington, Ontario or Kelowna, British Columbia to customers throughout North
               America and overnight fulfillment of European customer orders. The anticipated system will provide direct customer access to Sel- Drum's central inventory management and retrieval system. In addition, the Sel-Drum order entry system will be available on the Internet and should enable customers to review parts availability, place orders and check order status. To date, the system has not been implemented and no assurances can be given that such a system will be implemented or if implemented whether such system will be successful. The Company estimates the cost associated with the establishment of such a system will be approximately $200,000.

         o Seek qualified acquisition candidates. The copier, facsimile and printer component parts industry is extremely fragmented and undergoing consolidation. Although the Company is not presently engaged in discussion, part of its strategy is to acquire existing smaller companies within its industry segment with whom the Company believes economies of scale can be obtained. No assurances can be given that the Company will be able to identify suitable acquisition candidates; or, if identified and successfully completed, whether such acquisition candidates will provide the economies of scale the Company is seeking.

         o Obtain Nasdaq Stock Market listing. The Company's management intends to refocus its effort on obtaining listing on the Nasdaq Small Cap Market system. The Company's management recognizes that it is substantially more difficult for investors to dispose of securities or to obtain accurate quotations as to securities in the OTC Bulletin Board Service. As a longer term strategy, the Company intends to apply to list the Company's Common Stock on the Nasdaq Small Cap Stock Market. To date, the Company does not meet the necessary minimum bid price per share or public float criteria required by Nasdaq for listing on the Small Cap Market. In the event the Company is unsuccessful obtaining listing on the Nasdaq Small Cap Stock Market, it may seek listing on other regional exchanges or national exchanges. There can be no assurance that any application for listing on any exchange will be approved or that a market for the Common Stock will be obtained.

     As a result of the Company's strategy to promote superior customer service, increase sales outside of North America, establish an integrated data system, seek qualified acquisition candidates, and obtain Nasdaq Stock Market listing, the Company believes it is well positioned to increase sales and profitability. The Company's strategy is subject to certain conditions outside of its control and no assurances can be given that the Company will be successful in implementing any or all of its corporate objectives. See "Investment Considerations."

Copier, Facsimile, and Printer Parts Distribution
-------------------------------------------------

     Management believes Sel-Drum is one of the largest independent North American distributors of high mortality copier parts, drums, toner and related supplies, serving both the commercial, institutional and general copier after-markets. Product lines distributed by Sel- Drum include a variety of other supplies. Sel-Drum purchases these new parts from suppliers for its own account and resells such parts to its customers, which include commercial customers, governmental agencies and other distributors.

     The Company distributes high mortality copier parts from customer service centers located throughout North America, and to a limited extent in Europe and the Asia-Pacific region. Although the Company intends to refocus its efforts on developing markets outside of North America, to date sales outside of North America account for less than 5% of total sales. Field sales representatives located in each of these regions call upon current and potential customers on a regular basis to solicit orders and provide product and operational information. Each service center is staffed to receive and process telephone, facsimile and mail orders. A majority of the parts distributed by the Company are located in its Buffalo, New York warehouse complex, with the remaining parts distributed from the Company's Burlington, Ontario and Kelowna, British Columbia facilities.

     Management believes that this diversity distinguishes Sel-Drum from most other distributors which carry a narrower range of products. Over 2,500 unique part numbers are sold to approximately 4,500 customers.

     Through Densigraphix of Montreal, Quebec, the Company markets its products in the province of Quebec. Densigraphix is a significant distributor of toner to the reprographics industry. The Company markets some of the Densigraphix toners outside of Quebec, Canada. In August 1995, the Company introduced remanufactured cartridges for the facsimile and printer market. Many of these products are marketed by the copier dealers already marketing the Company's products. It is estimated that 75 million cartridges will be sold to the North American market by all North American distributors in 1998, and approximately 25 million of these will be re-charged units.

     Through MKG Cartridge Systems Inc., Mississauga, Ontario, Canada, the Company markets remanufactured cartridge products to the industry's dealers, vendors and resellers in North America. It is anticipated that this product line will represent more than 11% of the Company revenues in this coming fiscal year.

Sales and Marketing
-------------------

     The Company markets and inventories a line of 2,500 high mortality replacements parts, Drums, toner, and remanufactured facsimile and printer cartridges. The Company recently added coin-ops for copier and vending machines, keycounters, key pads and other related accessories. Sel-Drum emphasizes breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications. Sel-Drum's parts distribution operations serve the different requirements of both the commercial copier and the general copier after-market sectors.

     Sel-Drum's commercial and institutional copier parts distribution sales operations conduct direct sales and marketing efforts through a team of regional sales managers and field sales representatives who meet regularly with Sel-Drum's major customers. Their function is not only to sell and provide technical support for existing products but also to work with Sel-Drum's customers and with suppliers in order to identify new market opportunities.

     The commercial and institutional parts distribution sales operation conducts much of its parts purchasing activities through annual or longer term purchase orders with a strong emphasis upon customer service. Management believes that Sel-Drum's and its focus on service provide a competitive advantage in serving its customers.

     Sel-Drum's general copier parts distribution operations sell through both employee and third-party sales representatives to meet customer requirements. The general copier parts distribution staff works closely with the regional sales staff and the inventory provisioning group to ensure that inventory availability and customer service levels are maintained. Frequent meetings are conducted with suppliers to provide new product introductions as well as marketing and sales training.

     Sel-Drum warrants its products to its Customers which does not represent a material cost to the Company.

Seasonality of Business
-----------------------

     Although there is no significant fluctuation in the flow of business, revenues are generally lower during the Company's fourth fiscal quarter. The Company believes this occurs due to school closings and governments summer recess because those institutional customers are significant users of copying machines producing high volumes of copies and the recurring need for replacement parts.

Competition
-----------

     Sel-Drum's primary competitors for sales of copier parts and supplies are other independent distributors and the OEMs. While Sel-Drum historically competed in the parts distribution sector on the basis of price and availability of parts, management believes that a primary basis for competition today, and a key differentiating factor in the future, will be the ability to offer value-added services to accommodate customers, such as broad-based inventory management services and sophisticated systems capability.

Employees
---------

     At July 31, 1997, Sel-Drum employed approximately 71 full time employees located in the United States and Canada. The Company has no employees represented by unions. The Company believes that its relationship with its employees is satisfactory.

New Chief Executive Officer
---------------------------

     The Company recently announced that it had hired Raymond C. Sparks as its new CEO and President. Mr. Sparks replaces Brian Turnbull, the Company's founder, who will remain with the Company as a full-time consultant and will devote much of his efforts toward transitioning his prior responsibilities as well as developing sales outside of North America. From 1993 to 1997, Mr. Sparks was the President, Chairman of the Board and Chief Executive Officer of Village Green Bookstores, Inc., a publicly-held specialty retailer. Mr. Sparks has eight years of public accounting experience in South Africa with Ernst & Young and later, with Webb & Company. Since 1979, Mr. Sparks has been engaged in the retail industry, primarily in supermarket and specialty stores, in both operational and financial capacities. Mr. Sparks was Financial Director for Burlington Industries in Cape Town until 1983. From 1983 to 1987, Mr. Sparks was Divisional Financial Manager for Checkers Supermarkets Ltd. in Cape Town. Mr. Sparks moved to the United States in 1987, and became Chief Financial Officer of Checkers Restaurants, Brooklyn, New York. In 1989, he was named Vice President of Finance at Tie Rack (U.S.) Inc. Mr. Sparks was the Chief Operating and Chief Financial Officer of Burke & Burke (New York) in 1991. Mr. Sparks was Vice President of Conston Corporation, an apparel retailer located in Philadelphia before he joined Village Green in June 1993. Mr. Sparks holds the professional qualification of Chartered Accountant (C.A.(S.A.)), and was awarded a Bachelor of Commerce (with honors) degree in Financial Accounting by the University of Cape Town, South Africa.

Forward-Looking Information
---------------------------

     This document contains, and other materials filed or to be filed by the Company with the Commission which are incorporated by reference herein, as well as information included in oral statements or other written statements made or to be made by the Company, contain or will contain or include, disclosures which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1934, as amended (the "Act"), and Section 21E of the Exchange Act. Such forward-looking statements address, among other things, strategic initiatives (including plans for enhancing the Company's business through new acquisitions, information technology systems, sales strategies, market growth plans, margin enhancement initiatives, capital expenditures, and financing sources). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to successfully managing program to acquire and integrate new companies, including technical services risks and uncertainties relating to conducting operations in a competitive environment; delays, technological changes, management transitions and employment issues; debt service requirements (including sensitivity to fluctuation in interest rates and foreign currency); and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

Investment Considerations
-------------------------

     The  following  factors  are  important  and  relevant   considerations  in
evaluating the business of the Company and a potential investment in the Company's securities.

     PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. Some portion of the Company's common stock currently trades on the NASD's OTC Bulletin Board. The Company intends to apply to list the Common stock on the Nasdaq Small Cap Market or regional or national exchange, if denied listing on such market. There can be no assurance that a market for the Common Stock will develop or be sustained. As a result, purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so.

     COMMON STOCK ELIGIBLE FOR RESALE. Of the 7,642,500 shares of Common Stock presently outstanding, over 7,400,000 shares are "restricted securities" and under certain circumstances may be sold in compliance with Rule 144 adopted under the Securities Act. Future sales of such shares are likely to depress the market price of the Company's Common Stock, which would have an adverse effect on the value of the Company's securities.

     ABILITY TO RESPOND TO RAPID CHANGE. The Company's future success will depend significantly on its ability to enhance its current products and develop or acquire and market new products which keep pace with technological developments and evolving industry standards as well as to respond to changes in customer needs. The failure of the Company's management to adapt to changing technological and business conditions, as well as the growth of its own business, results of operations and prospects, would have a material adverse effect on the Company's business.

     MANAGEMENT TRANSITION; DEPENDENCE UPON KEY PERSONNEL. The Company's success will depend in large measure on the efforts of key senior management. The Company recently announced that it had hired Raymond C. Sparks as its new Chief Executive Officer and President, replacing the Company's founder, Brian Turnbull. Mr. Turnbull has agreed to remain as a consultant to the Company and will devote a substantial amount of time working on the Company's export business and transitioning his prior responsibilities over to Mr. Sparks. The loss of the services of Mr. Turnbull or Mr. Sparks or the loss of other key personnel could have a material adverse effect on the Company.

     MANAGEMENT OF GROWTH. The Company has recently experienced a period of growth and if such growth continues into the future, a significant strain may be placed on the Company's management and other resources. The Company's future performance will depend in part on its ability to manage changes in its operations and will require the Company to hire additional management and technical personnel, particularly in the marketing and customer support areas. In addition, the Company's ability to manage changes in its operations will require it to continue to improve its operational and financial control system and to attract, train, motivate, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, that would have a material adverse effect on the Company's financial condition, prospects and operating results.

     POTENTIAL UNSPECIFIED ACQUISITIONS. The Company is currently considering acquiring other smaller businesses within its industry segment from whom economies of scale can be achieved. In the event the Company determines to acquire such businesses or assets, investors may not have an opportunity to review the financial statements of such businesses or to vote on such acquisitions. To date, the Company has not identified any acquisition candidates and no assurances can be given that any such acquisitions will occur or if they occur whether such acquisitions will provide the economies of scale the Company desires from such candidates.

     COMPETITION. The high mortality copier parts business is highly competitive. The Company believes that competition in the industry is based principally upon experience, quality, prices and the ability to meet customer delivery requirements. Prior competition in the industry affects the Company's ability to increase prices on certain products and, in some cases, subjects the Company to pressure from its customers to reduce prices. While recently committing its efforts to improve its remanufacturing and assembly processes to permit the Company to reduce costs through operating efficiencies, thereby improving profitability, there can be no assurances that these efforts will serve to improve productivity and profitability. Additionally, some of the Company's competitors have greater financial resources than the Company and there can be no assurance that the Company will be able to compete effectively with these competitors.

     CONTROL BY MANAGEMENT. Management holds approximately 86.60% of the Common Stock of the Company. As a result, management is in a position to control the management and policies of the Company, including, but not limited to, electing or removing the Company's Board of Directors, changing the core business of the Company, causing or restricting the sale of the Company, causing the Company to engage in transactions with affiliated companies and controlling the Company's dividend policy.

     RELIANCE ON QUALITY CONTROL OF UNAFFILIATED MANUFACTURERS. Although the Company believes that it maintains good control with respect to product specifications and quality, there can be no assurance that unaffiliated manufacturers become unable or unwilling to continue to manufacture the Company's distributed products that are consistent with the Company's quality and performance standards. In this regard, the Company has occasionally received, and may in the future receive, shipments of product from unaffiliated manufacturers of products that fail to conform to the Company's quality control standards or are not timely delivered. Although shipments from unaffiliated manufacturers of products that failed to conform to the Company's standards have not materially affected the Company's operation, there cannot be any assurance that such failure in the future would not materially adversely affect the Company's results of operations or its reputation in the marketplace.

ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------

     As of July 31, 1997, the Company was utilizing approximately 45,300 square feet of warehouse and manufacturing space and approximately 6,700 square feet of office, administrative, training and sales space. The Company believes that its properties are adequate for its needs. Information with respect to the principal facilities used by Sel-Drum is set forth below:

ADDRESS                           PRIMARY USE

501 Amherst Street           (1)  Registered Headquarters
Buffalo, N.Y. U.S.A.              and U.S.A. Distribution

1370 Artisans Court          (2)  Executive and
Burlington, On. Canada            Administration Facilities
                                  Canadian Distribution

1910 Dayton Street           (3)  Manufacturing Facility
Kelowna, B.C., Canada

1944 Dayton Street           (4)  Distribution Center
Kelowna, B.C., Canada

1890 Dayton Street           (5)  Distribution Center
Kelowna, B.C., Canada

(1) The Company established its U.S.A. distribution facilities in 1982, which it has agreed to lease through March 1998 at an annual rental of $38,000.00

(2) Established in 1978 as the executive and administrative offices, together with the distribution center for product within Canada. The Company has agreed to lease the property through February 2002 at an annual rental of $85,000.00.

(3) The Kelowna Facility occupies three properties, one owned by a director Robert Asseltine and the others by third parties. The lease with Mr. Asseltine is month to month and has an annual rent of approximately $47,500.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

     As of July 31, 1997, there are no known material legal proceedings against the Company or any of its officers and directors.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     No matters were submitted to a vote of the security holder during the fourth fiscal quarter of 1997.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------

     The Common Stock of the Company began trading on the OTC Bulletin Board June 20th, 1995 under the symbol "SDUM". The OTC Bulletin Board is an NASD sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq system. The OTC Bulletin Board has only recently been introduced as an alternative to "pink sheet" trading of over-the-counter securities. Consequently, the liquidity and stock price of the Company's securities in the secondary market may be adversely affected. There is no assurance that a regular trading market will develop for any of the Company's securities or that, if developed, any such market will be sustained. Moreover, there can be no assurance that the Company's securities will be listed on Nasdaq or any national securities exchange following the consummation of a Business Combination. The range of high and low bid quotations for the Company's Common Stock for the most recently completed Fiscal Year were obtained from the NASD and are provided below. The volume of trading in the Company's Common Stock has been limited and the bid prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market.

                               COMMON STOCK PRICE

  First Quarter       Second Quarter       Third Quarter       Fourth Quarter
----------------     ---------------      ---------------     ---------------
 High      Low        High     Low         High      Low       High      Low
 ----      ---        ----     ---         ----      ---       ----      ---
$.6865    $.6865     $1.00    $.6865      $.25      $.125     $.5625    $.125

On October 22, 1997 there were approximately 357 holders of record of the Company's common stock. The number of shares issued was 7,642,500.

     The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

ITEM 6.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
          OF OPERATIONS.
          --------------

     The Company markets and inventories a line of 2,500 high mortality replacement parts, Drums, toner, facsimile and printer cartridges. The replacement parts are principally manufactured in Japan and Germany, many exclusively to the Company's specifications. Facsimile and printer cartridges are manufactured for the Company for distribution to the copier dealer market in North America, by MKG Mississauga, Ontario, Canada. The Company also remanufactures facsimile and printer cartridges at its Kelowna Facility.

RESULTS OF OPERATIONS
---------------------

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

                                               Years Ended
                                               -----------
Statement of Operations Data         1997          1996          1995
----------------------------         ----          ----          ----
Net Sales                            100.0%         100.0%      100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                    66.0%         65.8%         68.0%
Gross Profit                          34.0%         34.2%         32.0%
Selling, General and                  23.8%         24.7%         23.9%
Administrative Expenses
Provision for Bad Debt                  .5%           .3%           .3%
Income from Operations                 9.7%          9.2%          7.8%
Other Income (Expense)                 (.7%)         (.9%)        (1.3%)
Income Before Taxes                    9.0%          8.3%          6.5%
Net Income                             5.8%          5.2%          4.3%


Year Ended 1997 Compared to Year Ended 1996
-------------------------------------------

     The Company's distribution centers in Burlington, Ontario (Canada) and Buffalo, New York (USA), continued to show strong profit margins during the fiscal year ended July 31, 1997 with each facility recording 32.2% and 36.6% gross margins respectively. The Company's Kelowna Facility, however, recorded a loss in absolute dollars of approximately $285,000 as a result of limited remanufacturing production of Drums. During Fiscal 1998, in addition to the remanufacture of Drums, the Company intends to utilize the Kelowna Facility's capacity to alleviate its current reliance upon third-party remanufacturers of cartridges. Additionally, the Company intends to utilize expected additional capacity for distribution of copier and facsimile component parts in Western North America. The Company anticipates fiscal 1998 capital expenditures related to the redeployment of assets at the Kelowna Facility to total approximately $200,000.

     Net sales for the year ended July 31, 1997 were $16.6 million as compared with $14.8 million for the year ended July 31, 1996, an increase of 12.2%. The increase in net sales is principally the result of steady improvement in the copier and copier component markets and an intensified marketing effort within the Company and its distribution channels.

     Gross profit margin for the year ended July 31, 1997 was 34.0%, as compared to 34.2% for Fiscal 1996. As disclosed above, gross profit margins reflect an increase in profit margins in the Company's two distribution centers located in Burlington, Ontario and Buffalo, New York, and a loss from the Company's manufacturing facility in Kelowna, British Columbia.

     Selling, general, and administrative expenses for the year ended July 31, 1997 increased 8.3% from the prior comparable period. This increase resulted primarily from professional and other fees associated with the terminated negotiations with JRCS described earlier herein and legal and accounting costs associated with the Company's longer term strategy to obtain listing on the Nasdaq Stock Market.

     As a result of the foregoing, net income improved by 25% from Fiscal 1996 to Fiscal 1997.

Year Ended 1996 Compared to Year Ended 1995
-------------------------------------------

     Net sales for the year ended July 31, 1996 were $14.8 million, an increase of $.6 million from the prior year's revenues. Gross profit for Fiscal 1996 of $5.1 million (34.2%) compared favorably to Fiscal 1995 of $4.5 million (31.7%), an absolute dollar increase of 11.7%. Margins continued to improve quarter over quarter with a 2.5% improvement for Fiscal 1996 over previous Fiscal 1995.

     Selling and general and administrative expenses increased by $.26 million in Fiscal 1996 from Fiscal 1995. The increases in expenses were primarily additional sales commissions and telemarketers added in the fourth quarter of Fiscal 1996.

     The Company changed its policy for the handling of currency transactions between Sel- Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. as stated in the Form 10-KSB for Fiscal 1995. As a result, the Company enjoyed a $15,000 foreign exchange gain, and increased its interest income to $27,260. This income off-set interest expense of $175,193 to a net interest expense of $147,933, compared to a net interest expense of $150,612 for the prior fiscal year. Income before taxes of $1.23 million represented an increase of 35% from the prior fiscal year.

     Taxes incurred in the fiscal year ended July 31, 1996 were $458,663 resulting in net income of $770,187 and earnings per share of $0.10 comparing favorably with fiscal year ended July 31, 1995 of $613,900 and earnings per share of $0.08.

Liquidity and Capital Resources
-------------------------------

     The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

     Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash provided by operating activities for the year ended July 31, 1997 was $820,000. The Company's arrangements with its North American customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with overseas customers are generally on a letter of credit basis. Due to the continuing expansion of the Company's sales, management believes that the Company's working capital requirements will increase.

     Net cash used for investing activities represents purchases of property in connection with the start up of a facsimile and printer cartridge production operation at the Company's Kelowna, British Columbia facility.

     The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of $2,683,240 (U.S.). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases. As of October 15, 1997 outstanding borrowings of approximately $400,000 (U.S.) net of current cash existed under this arrangement.

     Cash flow from operations coupled with cash flow generated by bank financing has provided the Company with the cash necessary to meet its cash requirements. For the foreseeable future, the Company anticipates cash outlays in connection with the utilization of the Kelowna Facility for remanufacturing printer and facsimile cartridges to be $200,000. The Company may expend an additional $200,000 in connection with hardware and software upgrades relative to the establishment of an integrated data system. The Company's current credit facility requires it to obtain the written consent of the National Bank of Canada prior to making capital expenditures during any fiscal year in excess of $200,000. In connection with the foregoing anticipated capital expenditures, the Company anticipates seeking such consent.

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

                                    CONTENTS
                                    --------

AUDITED CONSOLIDATED FINANCIAL STATEMENTS            PAGE
---------------------------------------------------------

     Independent Auditors' Report                    F-1

     Consolidated Balance Sheet                      F-2, F-3

     Consolidated Statements of Income               F-4

     Consolidated Statements of Changes
     in Shareholders' Equity                         F-5

     Consolidated Statements of Cash Flows           F-6

     Notes to Audited Consolidated
     Financial Statements                            F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




Shareholders and Board of Directors
Sel-Drum International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sel-Drum International, Inc. and Subsidiaries as of July 31, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sel-Drum International, Inc. and Subsidiaries as of July 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.


                                     MENGEL, METZGER, BARR & CO. LLP


Rochester, New York
September 19, 1997

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  JULY 31, 1997
                                  -------------

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
   Cash and cash equivalents                                      $         1,084,954
   Accounts receivable, net of allowance for doubtful
    accounts of $72,504                                                     2,199,625
   Inventories                                                              3,143,472
   Refundable income taxes                                                     38,293
   Deferred income tax benefit                                                 25,000
   Other current assets                                                        81,485
                                                                 ---------------------

                                       TOTAL CURRENT ASSETS                 6,572,829
PROPERTY
--------
   Equipment                                                                1,357,641
   Vehicles                                                                    24,835
   Furniture and fixtures                                                      48,465
   Leasehold improvements                                                     414,114
                                                                 ---------------------

                                                                            1,845,055
   Less accumulated depreciation and amortization                             919,898
                                                                 ---------------------

                                                                              925,157

OTHER ASSETS
------------
   Organization costs, net of accumulated amortization of $5,479                9,096
   Purchased and developed technology, net of accumulated
    amortization of $31,184                                                    55,840
   Deposits                                                                    17,496
   Loans receivable from related parties                                      115,421
                                                                 ---------------------

                                                                              197,853
                                                                 ---------------------

                                                                  $         7,695,839
                                                                 =====================



The accompanying notes are an integral part of the consolidated financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES
-------------------
   Current portion of long-term debt                             $       59,524
   Notes payable to bank                                              1,393,185
   Accounts payable                                                     628,999
   Other current liabilities                                            258,427
                                                                ----------------

                                  TOTAL CURRENT LIABILITIES           2,340,135

OTHER LIABILITIES
-----------------
   Deferred income taxes                                                 31,909
   Long-term debt                                                       109,072
                                                                ----------------

                                                                        140,981

SHAREHOLDERS' EQUITY
--------------------
   Preferred stock:
    Class C                                                           1,280,048
    Class D                                                           3,520,132
                                                                ----------------

                                                                      4,800,180

   Common stock                                                         771,356
   Additional paid-in capital                                            11,915
   Cumulative foreign currency translation adjustment                  (113,311)
   Accumulated deficit                                                 (255,417)
                                                                ----------------

                                                                      5,214,723
                                                                ----------------

                                                                 $    7,695,839
                                                                ================

                 SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                                          Year Ended July 31,
                                                  -----------------------------------

                                                       1997                 1996
                                                  --------------       --------------
Net sales                                          $ 16,619,967         $ 14,811,891

Cost of goods sold                                   10,968,448            9,746,252
                                                  --------------       --------------

                                     GROSS PROFIT     5,651,519            5,065,639

Selling, administrative and general expenses          3,954,952            3,651,045

Provision for doubtful accounts                          75,089               47,960
                                                  --------------       --------------

                           INCOME FROM OPERATIONS     1,621,478            1,366,634

Other income (expense):
   Interest income                                       22,851               27,260
   Interest expense                                    (129,361)            (175,193)
   Loss on disposal of property                         (24,551)              (4,869)
   Foreign currency transaction gain                      9,495               15,018
                                                  --------------       --------------

                                                      (121,566)             (137,784)
                                                  --------------       --------------

                       INCOME BEFORE INCOME TAXES     1,499,912            1,228,850

Income taxes (benefit):
   Current                                              531,155              463,210
   Deferred                                               6,903               (4,547)
                                                  --------------       --------------

                                                        538,058              458,663
                                                  --------------       --------------

                                       NET INCOME  $    961,854         $    770,187
                                                  ==============       ==============

Earnings per common share                          $        .13         $       .10
                                                  ==============       ==============


The accompanying notes are an integral part of the consolidated financial statements.

                             SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                             ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      ----------------------------------------------------------

                                                                       Cumulative
                                                                        Foreign
                                                        Additional     Currency                          Total
                           Preferred       Common        Paid-in       Translation    Accumulated     Shareholders'
                            Stock          Stock         Capital       Adjustment       Deficit         Equity
                         -----------    -----------    -----------    -----------     -----------     -----------
Balance at
 August 1, 1995          $ 4,800,180    $   740,356    $    11,915    $  (110,532)    $(1,987,458)    $ 3,454,461

Net income for
 the year                       --             --             --             --           770,187         770,187

Adjustment for
 foreign
 currency
 translation                    --             --             --              465            --               465

Issuance of 10,500              --
 shares of common
 stock                          --           21,000           --             --              --            21,000
                         -----------    -----------    -----------    -----------     -----------     -----------


      BALANCE AT
      JULY 31, 1996        4,800,180        761,356         11,915       (110,067)     (1,217,271)      4,246,113

Net income for
 the year                       --             --             --             --           961,854         961,854

Adjustment for
 foreign currency
 translation                    --             --             --           (3,244)           --            (3,244)

Issuance of 10,000
 shares of common
 stock in exchange
 for services
 rendered                       --           10,000           --             --              --            10,000
                         -----------    -----------    -----------    -----------     -----------     -----------
     BALANCE AT
     JULY 31, 1997       $ 4,800,180    $   771,356    $    11,915    $  (113,311)    $  (255,417)    $ 5,214,723
                         ===========    ===========    ===========    ===========     ===========     ===========

















The accompanying notes are an integral part of the consolidated financial statements.


                                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                                  ---------------------------------------------

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      -------------------------------------

                                                                                  Year Ended July 31,
                                                                        ---------------------------------------

                                                                                 1997                 1996
                                                                        ------------------   ------------------
CASH FLOWS - OPERATING ACTIVITIES
    Net income                                                            $      961,854       $      770,187
    Adjustments to reconcile net income to net cash provided from operating activities:
      Provision for doubtful accounts                                             75,089               47,960
      Depreciation and amortization                                              187,032              188,838
      Deferred income tax (benefit)                                                6,903              (4,547)
      Loss on disposal of property                                                24,551                4,869
      Issuance of common stock in exchange for services rendered                  10,000                    -
      Changes in certain assets and liabilities affecting operations:
        Accounts receivable                                                    (505,503)            (102,235)
        Inventories                                                              652,294            (704,282)
        Refundable income taxes                                                 (38,293)                    -
        Other current assets                                                      40,174             (13,940)
        Deposits                                                                 (3,021)                  145
        Accounts payable                                                       (538,462)              132,515
        Income taxes payable                                                    (91,771)               32,319
        Other current liabilities                                                 39,198              104,795
                                                                        ------------------   ------------------
                                                 NET CASH PROVIDED FROM
                                                   OPERATING ACTIVITIES          820,045              456,624

CASH FLOWS - INVESTING ACTIVITIES
    Purchases of property                                                       (90,341)            (113,717)
                                                                        ------------------   ------------------
                                                    NET CASH (USED FOR)
                                                   INVESTING ACTIVITIES         (90,341)            (113,717)

CASH FLOWS - FINANCING ACTIVITIES
    Bank overdraft                                                                     -             (17,058)
    Increase in loans receivable from related parties                            (1,126)              (3,063)
    Short-term (repayments) borrowings, net                                    (680,959)              731,913
    Repayments on long-term debt                                               (140,817)             (59,272)
    Proceeds from issuance of common stock                                             -               21,000
                                                                        ------------------   ------------------
                            NET CASH (USED FOR) PROVIDED FROM FINANCING
                                                             ACTIVITIES        (822,902)              673,520

Effect of exchange rate changes on cash                                          (3,244)              (1,036)
                                                                        ------------------   ------------------
                               NET (DECREASE) INCREASE IN CASH AND CASH
                                                            EQUIVALENTS         (96,442)            1,015,391
Cash and cash equivalents at beginning of year                                 1,181,396              166,005
                                                                        ------------------   ------------------
                                              CASH AND CASH EQUIVALENTS
                                                         AT END OF YEAR   $    1,084,954       $    1,181,396
                                                                        ==================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Cash paid during the period for:
      Interest                                                            $       129,361      $       175,193
                                                                        ==================   ==================

      Income taxes                                                        $       661,648      $       426,046
                                                                        ==================   ==================

The accompanying notes are an integral part of the consolidated financial statements.

                 SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                  FOR THE YEARS ENDED JULY 31, 1997 AND 1996
                  ------------------------------------------


NOTE A:   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

     Description of business
     -----------------------
     Sel-Drum International, Inc. (the "Company") is a holding company which owns 100% of the common stock of Sel-Drum Imaging Corporation (a Canadian holding company). Sel-Drum Imaging Corporation owns 100% of the common stock of Sel-Drum Corporation (U.S.A.), Inc. (a United States operating company) and Sel-Drum Corporation (a Canadian operating company).

     Prior to November 1, 1996, Micron Imaging Corp. was also a wholly-owned subsidiary of Sel-Drum Imaging Corporation. On November 1, 1996, Micron Imaging Corp. and Sel-Drum Corporation combined their operations into one entity, which continued to do business as Sel-Drum Corporation.

     Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation are engaged in the wholesale distribution of parts and supplies used in the reprographic industry. Micron Imaging (a division of Sel-Drum Corporation as of November 1, 1996) is engaged in the commercial production and distribution of arsenic triselenide photoconductor aluminum drums used in duplicating machinery and the remanufacture of cartridges used in laser printers and facsimile machines. The Companies grant credit to customers who are located throughout the United States and Canada, and arrange for letters of credit and sight drafts with international customers.

     Sel-Drum Corporation (U.S.A.), Inc. operates from a warehouse located in Buffalo, New York. Sel- Drum Corporation's operating facility, which includes warehouse space and administrative offices, is located in Burlington, Ontario, Canada. Micron Imaging has its manufacturing facility and administrative offices in Kelowna, British Columbia, Canada.

     Principles of consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts of Sel-Drum International, Inc. and its wholly-owned subsidiaries (through Sel-Drum Imaging Corporation), Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

     Cash and cash equivalents
     -------------------------
     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents are highly liquid investments purchased with original maturities of three months or less. Cash equivalents consist of investments in term deposit accounts at a Canadian financial institution. At July 31, 1997, the Company's investment in these term deposit accounts aggregated $438,574.

     Concentration of credit risk  - cash
     ------------------------------------
     The Company maintains cash balances at financial institutions located in New York and Canada. Accounts at the New York institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at the Canadian institutions are insured by the Canadian Deposit Insurance Corporation up to $43,500 ($60,000 Canadian). Uninsured balances aggregated approximately $1,313,000 at July 31, 1997.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1997 AND 1996
                   ------------------------------------------


NOTE A:   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd
--------------------------------------------------------------------

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

                    Equipment                        5 - 10 Years
                    Vehicles                         5 Years
                    Furniture and fixtures           5 Years
                    Leasehold improvements           10 Years

     Major renewals and betterments are capitalized, while maintenance and repairs are charged to operations as incurred. Upon sale or retirement, the related cost and accumulated depreciation or amortization are removed from the accounts and the related gain or loss is reflected in operations.

     Organization costs
     ------------------
     Organization costs are being amortized on a straight-line basis over ten years.

     Purchased and developed technology
     ----------------------------------
     Purchased and developed technology, consisting of technology acquired as well as engineering and other costs associated with the development of Micron Imaging's production process, is being amortized on a straight-line basis over its estimated useful life of ten years.

     Foreign currency translation and transactions
     ---------------------------------------------
     Sel-Drum International, Inc. and Sel-Drum Corporation (U.S.A.), Inc. maintain their accounting records in U.S. dollars, while Sel-Drum Imaging Corporation and Sel-Drum Corporation maintain their accounting records in Canadian dollars. The accompanying consolidated financial statements are presented in U.S. dollars. Accordingly, all balance sheet accounts of Sel-Drum Imaging Corporation and Sel-Drum Corporation are translated into U.S. dollars at period-end exchange rates, and statement of income items are translated at weighted average exchange rates. The resulting translation adjustments are made directly to a separate component of shareholders' equity. Gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the statements of income.

     Advertising costs
     -----------------
     The  Company's  policy  is  to  expense   advertising  costs  as  incurred.
     Advertising costs for fiscal 1997 and 1996 were $110,212 and $97,782, respectively.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1997 AND 1996
                   ------------------------------------------

NOTE A:   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd
--------------------------------------------------------------------

     Income taxes
     ------------
     Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as determined by the enacted rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are detailed in Note F.

     Earnings per common share
     -------------------------
     Earnings per common share is based upon the weighted average number of common shares considered to be outstanding during the period. The weighted average number of shares considered to be outstanding for the years ended July 31, 1997 and 1996 were 7,640,000 and 7,628,900, respectively.

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

NOTE B:  INVENTORIES
--------------------

     The components of inventories at July 31, 1997 are as follows:

                       Raw materials                     $   236,240

                       Work-in-process                        17,763

                       Finished goods                      2,889,469
                                                        -------------
                                                         $ 3,143,472
                                                        =============
NOTE C:  LOANS RECEIVABLE FROM RELATED PARTIES
----------------------------------------------

     Non-interest bearing loans receivable from related parties at July 31, 1997 are summarized as follows:

                       Due from 547117 Ontario Limited   $    26,003

                       Due from 547118 Ontario Limited        89,418
                                                        -------------
                                                         $   115,421
                                                        =============

     The President of Sel-Drum Corporation is the majority shareholder (by attribution) of the Canadian holding companies, 547117 Ontario Limited and 547118 Ontario Limited. There are currently no repayment terms for the outstanding loans cited above.
                                     F-9

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1997 AND 1996
                   ------------------------------------------


NOTE D:   NOTES PAYABLE TO BANK
-------------------------------

     Sel-Drum Corporation has several debt arrangements with a Canadian bank, summarized as follows:

      FACILITY A: $2,683,240 revolving demand loan ($3,700,000 Canadian dollars) to assist with financing of the accounts receivable and inventories of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. The arrangement provides for interest to be paid monthly at the bank's prime rate plus .25% (an effective rate of 5% at July 31, 1997). This arrangement may be drawn upon by Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. There were borrowings outstanding against this arrangement at July 31, 1997 of $1,358,738. Letters of credit (see Facility B below), which reduce the amount of borrowings available under the terms of the arrangement, were outstanding at July 31, 1997 in an amount approximating $155,310.

      FACILITY B: This arrangement provides the Company with letters of credit to purchase inventories, up to an amount approximating $1,087,800 ($1,500,000 Canadian dollars), subject to the outstanding balance of Facility A cited above.

      FACILITY C: $250,000 revolving demand loan to finance the payment of U.S. trade accounts payable, subject to the outstanding balance of Facility A cited above. No amounts were outstanding under this arrangement at July 31, 1997.

      FACILITY D: $50,000 facility to provide check clearing privileges for U.S. dollar checks, subject to the outstanding balance of Facility A cited above. No amounts were outstanding under this arrangement at July 31, 1997.

      FACILITY E: $253,820 ($350,000 Canadian dollars) facility to provide for the purchase of up to $1,269,100 ($1,750,000 Canadian dollars) of forward exchange contracts in Japanese yen. Borrowings are subject to the outstanding balance of Facility A cited above. No amounts were outstanding under this arrangement at July 31, 1997.

      FACILITY F: $47,000 ($65,000 Canadian dollars) arrangement to finance leasehold improvements at the facility of Sel-Drum Corporation, which provides for interest at the prime rate plus 1% (an effective rate of 5.75% at July 31, 1997). Borrowings are subject to the outstanding balance of Facility A cited above. There were borrowings outstanding against this arrangement at July 31, 1997 of $34,447.

     Accordingly, at July 31, 1997 the Company had approximately $1,134,745 available for borrowing under these arrangements.

     Total amounts outstanding on all of the above arrangements as of July 31, 1997 amounted to $1,393,185.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1997 AND 1996
                   ------------------------------------------

NOTE D:   NOTES PAYABLE TO BANK, Cont'd
-------------------------------

     The above arrangements are secured by substantially all assets of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc., the limited corporate guarantees of Sel-Drum International, Inc. and Sel- Drum Imaging Corp., each in the amount of $2,538,200 ($3,500,000 Canadian dollars), assignment of a $362,600 ($500,000 Canadian dollars) life insurance policy on the President of Sel-Drum Corporation, the corporate guarantees of 547118 Ontario Limited and 547117 Ontario Limited (both of which are substantially owned by the President of Sel-Drum Corporation) and the limited corporate guarantee of Sel- Drum Corporation (U.S.A.), Inc. in the amount of $1,087,800 ($1,500,000 Canadian dollars). In addition, Facility F is also secured by a collateral mortgage of $217,560 ($300,000 Canadian dollars) on the operating facilities of Sel-Drum Corporation. Further, the arrangements contain various covenants which provide for, among other things, the maintenance of certain ratios and dividend restrictions.

NOTE E:   LONG-TERM DEBT
------------------------

     Long-term debt at July 31, 1997 is summarized as follows:

     Interest free loan payable to Western Economic
     Diversification Fund, due in monthly payments of     $        168,596
     approximately $4,960 through November 1999.

     Less:  Current portion of long-term debt                       59,524
                                                         ------------------

                                                          $        109,072
                                                         ==================

Maturities for long-term debt are as follows:

          Year ending July 31,
-----------------------------------

               1998                 $      59,524
               1999                        59,524
               2000                        49,548
                                   ---------------

                                    $     168,596
                                   ===============

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1997 AND 1996
                   ------------------------------------------


NOTE F:   INCOME TAXES
----------------------

     The total tax provision is different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before taxes. The reconciliation of these differences is as follows:

                                                                              July 31,
                                                                    ---------------------------

                                                                          1997          1996
                                                                    -------------  ------------
Statutory U.S. tax rate                                                   34.0%         34.0%
State income taxes, net of federal tax benefit                             2.0           2.0
Utilization of loss carryforwards                                          (.2)          (.2)
Utilization of scientific research and experimental development
   expenditure carryforwards                                               (.5)            -
Difference between non-U.S. and U.S. tax rates                              .7           1.3
Other                                                                      (.1)           .2
                                                                    -------------  ------------

                                                 EFFECTIVE TAX RATE       35.9%         37.3%
                                                                    =============  ============

Deferred taxes  resulting from temporary  differences as of July 31, 1997 are as follows:

                                                                                  Assets/(Liabilities)
                                                                                  --------------------

Allowance for doubtful accounts receivable                                          $        25,000

Depreciation                                                                               (79,047)

Scientific research and experimental development expenditure carryforwards                   20,000

Investment tax credit carryforwards                                                          47,138

Tax effect of utilization of investment tax credit carryforwards being required            (20,000)
to be included in taxable income
                                                                                  -------------------

                                                                                    $       (6,909)
                                                                                  ===================

Current                                                                             $        25,000

Long-term                                                                                  (31,909)
                                                                                  -------------------

                                                                                    $       (6,909)
                                                                                  ==================

At July 31, 1997, Sel-Drum Corporation had scientific research and experimental development expenditure carryforwards approximating $50,000 which may, subject to certain limitations, offset future taxable income. The scientific research and experimental development expenditure carryforwards may be carried forward indefinitely. In addition, Sel-Drum Corporation also had investment tax credit carryforwards of $47,138 available, subject to certain limitations, to reduce future income taxes payable. These credits expire at various times through 2004.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1997 AND 1996
                   ------------------------------------------

NOTE G:  COMMON AND PREFERRED STOCK
-----------------------------------

          The following is certain information regarding common and preferred stock as of July 31, 1997:

          Sel-Drum International, Inc.
          ----------------------------

               Preferred Stock
               ---------------
                Par Value                                                 None
                Shares authorized                                   10,000,000
                Shares issued and outstanding                             None

               Common Stock
               ------------
                Par value                                                 None
                Shares authorized                                  100,000,000
                Shares issued and outstanding                        7,642,500


          Sel-Drum Imaging Corporation
          ----------------------------

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

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1997 AND 1996
                   ------------------------------------------


NOTE H:   COMMITMENTS AND CONTINGENCIES
---------------------------------------

          Lease commitments
          -----------------
          Sel-Drum Corporation leases its operating facility from a related party at a base monthly rental approximating $7,050 through February 2002. In addition to the base rental, the Company is responsible for property taxes, insurance, utilities and repairs and maintenance.

          Sel-Drum Corporation (U.S.A.), Inc. leases its warehouse from an unrelated party at a base monthly rental approximating $2,800 through March 1998, then $3,200 through the expiration of the lease in October 2001. The base monthly rental includes property taxes and utilities.

          Micron Imaging leases one of its facilities for approximately $1,500 per month under a lease agreement which expires in May 1998. Micron Imaging also leases two additional facilities on a month-to-month basis, one from a related party.

          Total  rent  expense  for  the  Company's  operating   facilities  and
          warehouse was $194,679 and $149,761 for the years ended July 31, 1997 and 1996, respectively.

          Total minimum future rental payments under all noncancellable leases are approximately as follows:

                          Year ending July 31,              Amount
                       ---------------------------       ------------

                                  1998                    $  146,669
                                  1999                       134,824
                                  2000                       126,845
                                  2001                       122,856
                                  2002                        51,864
                                                         ------------

                                                          $  583,058
                                                         ============


          The amounts included in the minimum future rental payments above for the Company's Canadian facilities have been converted to U.S. dollars using the appropriate period-end exchange rates.

          Employment contracts
          --------------------
          Employment contracts exist with the President, Vice-President and Director of Finance of Sel-Drum Corporation and the General Manager of Micron Imaging. These contracts provide for minimum annual salaries plus bonuses.

          Contingencies
          -------------
          At July 31, 1997, Sel-Drum Corporation was contingently liable for approximately $155,310 related to letters of credit (see Note D).

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

   None.
                                    PART III
                                    --------

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,  PROMOTERS   AND  CONTROL  PERSONS;
--------------------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
          --------------------------------------------------

   The directors, nominees, and executive officers of the Company are as follows:

        Name                        Age             Position with Company
        ----                        ---             ---------------------

Robert Asseltine                    66              Chairman, Director

Brian Turnbull                      62              Director, President, Chief
                                                    Executive Officer

Brien Murtagh                       49              Executive Vice President of
                                                    Sales

John Hall                           55              Financial Director

Robert Orr                          53              Director Nominee


   BRIAN TURNBULL. The Company's founder, Mr. Turnbull has been in the photocopier industry his entire business career. The Sel-Drum Group of companies started in 1978 with Mr. Turnbull's launching Sel-Drum Corp. Mr. Turnbull will resign as CEO and President effective January 1, 1998. Mr. Turnbull will remain with the Company as a full-time consultant and will focus his efforts at developing the Company's international sales.

   ROBERT ASSELTINE. Mr. Asseltine has been with the Company since February 1, 1995. Mr. Asseltine was founder and CEO of Micron Imaging Corp., the photocopier drum manufacturer now owned by the Company which was amalgamated with Sel-Drum Corporation in November 1996. Prior to founding Micron Imaging in 1991, Mr. Asseltine was the Founder and President of the Copytron Group of companies, formerly Western Canada's largest independent copier dealer, which was sold to Savin Canada.

   BRIEN MURTAGH. Mr. Murtagh has been with Sel-Drum for over 15 years and became Executive Vice President of Sales on February 1,1995. Prior to assuming this position, he was Vice President of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. Mr.Murtagh has been associated with the reprographics industry for many years, starting his career with Nashua in the U.K.

   JOHN HALL. Mr. Hall joined Sel-Drum Corporation in 1985 as the Financial Manager. On February 1, 1995, he was appointed as Director of Finance for the Company. Previously, he was employed for five years by Butler Metals Co., an automotive related company, in the position of Manager of Accounting. Prior to his employment with Butler, he was employed by T.R.W. in Canada in the capacity of Chief Accountant. Mr. Hall earned his C.M.A. in 1972.

   ROBERT ORR. Mr. Orr is a former partner in the law firm of Ross & McBride, the Company's Canadian Corporate Counsel. Mr. Orr's 25 years of practice experience includes representation of small to medium sized corporations including corporate restructuring, financing and commercial real estate. Mr. Orr has agreed to become a director beginning after the next annual meeting of shareholders.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

   Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors and the holders of more than ten percent (10%) of the Company's outstanding Common Stock to file reports of ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. The Company believes that all such reports required to be filed during or with respect to the fiscal year ended July 31, 1997 were made on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

   The following table sets forth the compensation of the executive officers of the Company:

                          SUMMARY COMPENSATION TABLE

                                   Annual Compensation          Long-Term Compensation
                                ------------------------    ------------------------------
                                                                            Securities
Name and                                                      All other     Underlying
Principal Position        Year   Salary ($)     Bonus ($)    Compensation  Options/SARs(#)
------------------------------------------------------------------------------------------
Brian Turnbull, Director,
Chief Executive Officer   1997   $210,000 (1)   $52,497          -0-            -0-

                          1996   $210,000 (1)   $47,437          -0-

Brien Murtagh
Vice President of Sales   1997   $91,250        $52,497          -0-            -0-

                          1996   $72,830        $47,437          -0-            -0-
____________

(1)  Perquisite and other benefits not included  above  are:  (a) an  automobile lease allowance of $12,000;  (b) a golf club  membership  of $1,500;  and (c) the payment of life insurance premiums of approximately $17,000 per year.

Compensation of Directors
-------------------------

   Directors are reimbursed for their reasonable expenses incident to travel and attendance at meetings. Directors do not receive any other compensation for attendance at meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

   As of October 22, 1997, the only class of voting securities issued and outstanding was 7,642,500 shares of the Company's Common Stock, no par value (the "Common Stock").

   The following table sets forth certain information as of October 22, 1997, regarding (i) each person known to the Company to be a record or beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company,
(iii) each executive officer (See Item 10: Executive Compensation), and (iv) directors and officers as a group.


                                           Amount and
                                            Nature of
             Name and Address of           Beneficial              Percent
              Beneficial Owner            Ownership (1)           Class (1)
        ------------------------------   -----------------      -------------

        Robert Asseltine
        501 Amherst Street
        Buffalo, New York 14207             1,759,680 (2)             23.02%

        Brian Turnbull
        501 Amherst Street
        Buffalo, New York 14207             4,514,000 (3)             59.06%

        Brien Murtagh
        501 Amherst Street
        Buffalo, New York 14208                   345,000              4.51%

        All Directors and Executive
        Officers as a group (4 persons)         6,618,680             86.60%


__________

1. As reported by such persons as of October 22, 1997, with percentage based on 7,642,500 shares issued and outstanding. To date, there are no presently exercisable options or warrants that would increase the number of shares owned by such person and the number of shares outstanding.
2. Includes 237,000 shares owned of record by Mr. Asseltine's wife. Also includes 293,680 shares to be issued to Mr. Asseltine pursuant to a private transaction.
3. Shares owned of record by 547118 Ontario Limited, an Ontario corporation controlled by Mr. Turnbull.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Employment Contracts
--------------------

   RAYMOND C. SPARKS EMPLOYMENT AGREEMENT. Effective November 1, 1997, the Company will enter into an Employment Agreement with Mr. Sparks (the "Employment Agreement") to serve as the Chief Executive Officer of the Company. The Agreement provides for a term of three years, subject to termination as provided in the Agreement, and provides that as compensation under the Agreement, Mr. Sparks will be paid $125,000 (U.S.) annual salary and will receive an option to purchase 250,000 shares of the Company's no par value Common Stock, at an exercise price of forty cents per share. The Employment Agreement also provides for a $25,000 relocation allowance, fringe benefits, including health insurance, on terms which may be agreed to from time to time by the Company and Mr. Sparks.

Shareholder Loans
-----------------

   The Company is owed $115,000 by 547117 Ontario Ltd. and 547118 Ontario Ltd., both of which are controlled by Brian Turnbull, Chief Executive Officer, President and a Director, in the form of an interest-free loan from the Company's subsidiary, Sel-Drum Corporation. The loan was used to provide leasehold and structural improvements to the Company's Burlington, Ontario facility.

Preferred Stock
---------------

   The Company's Sel-Drum Imaging Corporation subsidiary has issued to each of Messrs. Turnbull and Asseltine, Preferred Stock which is redeemable at the Company's option at $727.30 per share. Mr. Asseltine owns 1,760 Class C
Preferred Shares and Mr. Turnbull owns 4,840 Class D Preferred Shares. These shares were issued to Messrs. Turnbull and Asseltine in connection with the Company's transaction with Dakota Equities Ltd. in February, 1995.

Consulting Agreements
---------------------

   During Fiscal 1997, the Company paid Mr. Asseltine $28,000 in connection with his efforts to transition management and find a suitable replacement for Mr. Turnbull, who has agreed to remain as a consultant to the Company for the purposes of expanding the Company's international sales. Beginning January 1, 1998, the Company and Mr. Turnbull will terminate Mr. Turnbull's employment contract. In his capacity as a consultant, Mr. Turnbull will receive annual compensation of $126,000 as well as existing fringe benefits including the lease of a car by the Company.

Leases
------

   Mr. Asseltine, through Reaton Leasing Ltd., a corporation he controls, leases to the Company a 12,800 square foot facility at 1890 Dayton Street for one of the Company's facilities in Kelowna, British Columbia. Lease payments are $4,000 per month.

   The Company leases its 21,600 square foot Burlington facility from Mr. Turnbull pursuant to a lease terminating in February 2002. Annual lease payments are approximately $85,000.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
-------------------------------------------------

   (a)    See Index to Exhibits.

   (b)    Reports on Form 8-K.

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SEL-DRUM INTERNATIONAL, INC.


Dated:  October 29, 1997                  By:  /s/ Brian Turnbull
                                             -----------------------------------
                                                Brian Turnbull
                                                President and
                                                Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature and Title                             Date
     -------------------                             ----


/s/ Robert Asseltine                            October 29, 1997
------------------------------
Robert Asseltine

/s/ John Hall                                   October 29, 1997
------------------------------
John Hall
Financial Director
(Chief Accounting Officer)

                               INDEX TO EXHIBITS


  (2)  PLAN  OF  ACQUISITION,   REORGANIZATION,   ARRANGEMENT,   LIQUIDATION  OR
       SUCCESSION

       Not applicable.

  (3)  (a)    ARTICLES OF INCORPORATION

              Articles of Incorporation are incorporated  herein by reference to
              Exhibit 3.1 to the Registrant's Form 10-KSB filed for the fiscal year ended July 31, 1996.

       (b)    BY-LAWS

              By-laws are incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-KSB filed for the fiscal year ended July 31, 1996.

  (4)  INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS, INCLUDING INDENTURES

       (a) The documents listed under Item (3) of this Index are incorporated herein by reference.

  (9)  VOTING TRUST AGREEMENT

       Not applicable.

  (10) MATERIAL CONTRACTS

       (a) Employment Agreement between Sel-Drum Corporation, Sel-Drum Imaging Corporation and Brian F. Turnbull dated January 31, 1995 is incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-KSB for the fiscal year ended July 31, 1996.

       (b) Employment Agreement between Sel-Drum Corporation, Sel-Drum Corp. U.S.A. Inc., Sel-Drum Imaging Corporation and Brien Murtagh dated January 31, 1995 is incorporated herein by reference to Exhibit
              10.3 to the Registrant's Form 10-KSB for the fiscal year ended July 31, 1996.

       (c) Employment Agreement, as amended, between Micron Imaging Corp. and Alex Brian Green dated as of October 3, 1994 is incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-KSB for the year ended July 31, 1996.

  (11) STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

       Computation can be clearly determined from the Financial Statements and Notes thereto included herein.

  (13) ANNUAL OR QUARTERLY REPORTS, FORM 10-Q AND FORM 10-QSB

       Not applicable.

  (16) LETTER ON CHANGE IN CERTIFYING ACCOUNTANT

       Not applicable.

  (18) LETTER ON CHANGE IN ACCOUNTING PRINCIPLES

       Not applicable.

 *(21) SUBSIDIARIES OF THE REGISTRANT

  (22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE

       Not applicable.

  (23) CONSENT OF EXPERTS AND COUNSEL

       Not applicable.

  (24) POWER OF ATTORNEY

       Not applicable.

 *(27) FINANCIAL DATA SCHEDULE

       The Financial Data Schedule is included herein as Exhibit 27.

  (99) Additional Exhibits

       Not applicable.
________________________

 * Exhibit filed with this Report