Form 10QSB
period 1997-10-31
SEL DRUM INTERNATIONAL INC
filed 1997-12-15
CIK 915401

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                 F O R M 10-QSB

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          for the quarterly period ended October 31, 1997

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

              for the transition period from__________to__________

                         Commission file number 0-22964
                                                -------

                          SEL-DRUM INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


           Colorado                                           84-1236134
           --------                                           ----------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              I.D. number)


                               501 Amherst Street
                          Buffalo, New York 14207-2913
                     --------------------------------------
                    (Address of principal executive offices)


                                 (905) 335-2766
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of December 11, 1997 was 7,642,500.

                          SEL-DRUM INTERNATIONAL, INC.
                          ----------------------------
                                      INDEX



PART I.   FINANCIAL INFORMATION
                                                                          Page
     Item 1.   Financial Statements

               Consolidated Balance Sheets as of
               October 31, 1997 and July 31, 1997............................3

               Consolidated Statements of Income
               for the three months ended October 31,
               1997 and October 31, 1996.....................................5

               Consolidated Statements of Cash Flows for the
               three months ended October 31, 1997 and
               October 31, 1996..............................................6

     Item 2.   Management's Discussion and Analysis
               of Financial Conditions and
               Results of Operations.........................................7

     Item 3.   Quantitative and Qualitative Disclosures
               about Market Price...........................................10

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings...........................................N/A

     Item 2.   Changes in Securities.......................................N/A

     Item 3.   Defaults Upon Senior Securities.............................N/A

     Item 4.   Submission of Matters to a Vote of
               Security Holders............................................N/A

     Item 5.   Other Information...........................................N/A

     Item 6.   Exhibits and Reports on Form 8-K.............................11

     Index to Exhibits......................................................13

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


ASSETS                                                  (U.S.$)

CURRENT ASSETS                                  October 31, 1997  July 31, 1997*
--------------                                  ----------------  --------------
Cash and Cash Equivalents                             $  932,941      $1,084,954
Accounts receivable, net                               2,178,125       2,199,625
Deferred Income Tax Benefit                               25,000          25,000
Inventories                                            2,797,737       3,143,472
Refundable Income Taxes                                   20,737          38,293
Other Current Assets                                      82,763          81,485
                                                      ----------      ----------
     TOTAL CURRENT ASSETS                              6,037,303       6,572,829

FIXED ASSETS
------------
Equipment                                              1,347,425       1,357,641
Vehicles                                                  38,757          24,835
Furniture and Fixtures                                    47,942          48,465
Leasehold improvements                                   408,532         414,114
                                                      ----------      ----------
                                                       1,842,656       1,845,055
Less accumulated
Depreciation and Amortization                            964,296         919,898
                                                      ----------      ----------
                                                         878,360         925,157

OTHER ASSETS
------------
Organization costs, net                                    8,624           9,096
Purchased and developed technology, net                   52,858          55,840
Loans receivable from related parties                    110,710         115,421
Deposits                                                  14,402          17,496
                                                      ----------      ----------
                                                         186,594         197,853
                                                      ----------      ----------
                                                      $7,102,257      $7,695,839
                                                      ==========      ==========


*    Derived from the July 31, 1997 Form 10-KSB

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 UNAUDITED CONSOLIDATED BALANCE SHEETS (CONT'D)


LIABILITIES AND SHAREHOLDERS'                         (U.S.$)
-----------------------------
EQUITY
------

CURRENT LIABILITIES                          October 31, 1997     July 31, 1997*
-------------------                          ----------------     --------------
Notes payable to banks                            $   674,017       $ 1,393,185
Current portion of long-term debt                      58,633            59,524
Accounts payable                                      573,173           628,999
Other current liabilities                             375,659           258,427
                                                  -----------       -----------
   TOTAL CURRENT LIABILITIES                        1,681,482         2,340,135

OTHER LIABILITIES
-----------------
Long-term debt                                         92,772           109,072
Deferred income taxes                                  38,572            31,909
                                                  -----------       -----------
                                                      131,344           140,981
SHAREHOLDERS' EQUITY
--------------------
Common Stock                                          771,356           771,356
Preferred stock
  Class C                                           1,280,048         1,280,048
  Class D                                           3,520,132         3,520,132
                                                  -----------       -----------
                                                    4,800,180         4,800,180
Additional paid in capital                             11,915            11,915
Cumulative foreign currency
translation adjustment                               (147,854)         (113,311)
(Accumulated deficit)                                (146,166)         (255,417)
                                                  -----------       -----------
                                                    5,289,431         5,214,723
                                                  -----------       -----------
                                                  $ 7,102,257       $ 7,695,839
                                                  ===========       ===========



*Derived from the July 31, 1997 Form 10-KSB.

                          SEL-DRUM INTERNATIONAL, INC.
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                    (U.S.$)

                                                            QUARTER ENDED
                                                     ---------------------------
                                                             OCTOBER 31
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
Net sales                                            $ 3,688,289    $ 3,937,236
Cost of goods sold                                     2,446,233      2,549,255
                                                     -----------    -----------
     GROSS PROFIT                                      1,242,056      1,387,981

Selling, operating, general and administrative
expenses                                                 987,367        922,828
Provision for bad debts                                   18,595         13,697
                                                     -----------    -----------
     INCOME FROM OPERATIONS                              236,094        451,456

Other income (expense):
     Interest Income                                         196          5,545
     Interest Expense                                    (18,182)       (37,675)
     Foreign currency transaction gain (loss)              5,318         10,433
     Disposal Fixed Asset gain (loss)                       --            1,154
                                                     -----------    -----------
                                                         (12,668)       (20,543)
                                                     -----------    -----------
     INCOME BEFORE INCOME TAXES                          223,426        430,913

Income Taxes:
     Current                                             114,175        173,105
     Deferred                                               --             --
                                                     -----------    -----------
                                                         114,175        173,105
                                                     -----------    -----------
     NET INCOME                                      $   109,251    $   257,808
                                                     -----------    -----------

Number of common shares outstanding                    7,642,500      7,642,500

Net income per common share                          $       .01    $       .03
                                                     ===========    ===========

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                          (U.S.$)

                                                                              THREE MONTHS ENDED
                                                                        --------------------------
                                                                                 OCTOBER 31
                                                                        --------------------------
CASH FLOWS - OPERATING ACTIVITIES                                            1997           1996
                                                                        -----------    -----------
    Net Income                                                          $   109,251    $   257,808
    Adjustments to reconcile net income to net cash provided from
    (used for) operating activities:
      Provision for bad debts                                                18,595         13,697
      Depreciation and amortization                                          59,799         47,832
      Deferred income taxes                                                   6,663           --
      Gain on Disposal of Property                                             --           (1,154)
      Changes in certain assets and liabilities affecting operations:
      Accounts receivable                                                    (2,905)      (370,461)
      Inventories                                                           345,735        333,385
      Other current assets                                                   16,278         13,800
      Deposits                                                                3,094             73
      Accounts payable                                                     (122,992)       173,701
      Income taxes payable                                                   67,166         51,259
      Other current liabilities                                             117,232       (151,666)
                                                                        -----------    -----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                 617,916        368,274
CASH FLOWS - INVESTING ACTIVITIES
---------------------------------
    Purchases of property                                                   (23,618)       (11,875)
                                                                        -----------    -----------
NET CASH (USED FOR) INVESTING ACTIVITIES                                    (23,618)       (11,875)
CASH FLOWS - FINANCING ACTIVITIES
---------------------------------
    Bank overdraft                                                             --             --
    Loans receivable - related parties                                        4,711         (3,045)
    Short-term borrowings net                                              (719,168)      (583,146)
    Repayments on long-term debt                                            (17,191)      (115,129)
    Proceeds from Disposal of Assets                                           --            2,804
                                                                        -----------    -----------
NET CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                     (731,648)      (698,516)
Effect of exchange rate changes on cash                                     (14,663)         1,615
                                                                        -----------    -----------
NET (DECREASE) INCREASE IN CASH                                            (152,013)      (340,502)
Cash and Cash Equivalents at beginning of period                          1,084,954      1,181,396
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   932,941    $   840,894
                                                                        ===========    ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      General
      -------

      Sel-Drum International, Inc., ("Sel-Drum" or the "Company") is the successor corporation to Dakota Equities Ltd., a publicly-held "blind pool." On February 1, 1995, the Company acquired all the outstanding common shares of Sel-Drum Imaging Corporation, the parent corporation of a privately held Canadian Corporation which was founded in 1978. The Company's primary business is the distribution of high mortality copier replacement parts, toners, and photoreceptors ("Drums"), including, to a limited extent, the remanufacturing of Drums. On August 1, 1995, the Company added remanufactured facsimile and printer cartridges to its product offering through its manufacturing relationship with MKG and later through its operation in Kelowna, British Columbia (the "Kelowna Facility") on January 1, 1997. The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. Outside of North America, the Company is represented by several distributors and their sales account for less than 5% of the total revenues. The Company amalgamated Micron Imaging Corporation (now the Kelowna Facility) and Sel-Drum Corporation on November 1, 1996.

     On March 7, 1997, the Company and certain principal shareholders terminated discussions with JRCS Corp. regarding the sale of substantially all of the outstanding capital stock of the Company.

     In late 1997 the Company initiated a strategic plan which was designed to focus on the longer term growth prospects of the Company. This new strategy calls for concentrating future efforts to take advantage of the perceived potential financial returns presented by existing opportunities within the high mortality copier replacement part and printer part market place. The implementation of this strategy includes programs aimed at bolstering the Company's core business. Specifically, the Company is looking at its under-utilization of the Kelowna Facility with a view toward having the Kelowna Facility provide limited remanufacturing support and increased distribution support. This may require some capital expenditures, although to date the Company is exploring whether such option is viable.

     Additional strategic items include seeking acquisition candidates and a listing on the Nasdaq stock market and establishing integrated data systems, all of which may serve to increase the Company's budgeted 1998 expenses.

     On October 29, 1997, the Company announced that it had hired Raymond C. Sparks as its new Chief Executive Officer and President, replacing Brian Turnbull who has agreed to remain with the Company as a full-time consultant.

     Sel-Drum is a leading independent distributor of high mortality copier replacement parts and supplies. As one of the largest independent high mortality copier parts distribution companies in North America, Sel-Drum provides a link between parts manufacturers, sellers and buyers. Sel- Drum is also developing strong relationships with suppliers who seek advanced inventory management, order processing and forecasting.

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


                                        Three Months Ended
                                        ------------------
                                      October 31,  October 31,
                                      -----------  -----------
Statement of Operations Data             1997         1996
----------------------------             ----         ----
Net Sales                               100.0%       100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                       66.3         64.8
                                       ------       ------
Gross Profit                             33.7         35.2
Selling, General and                     26.8         23.5
Administrative Expenses
Provision for Bad Debt                     .5           .3
                                       ------       ------
Income from Operations                    6.4         11.4
Other Income (Expense)                    (.3)         (.5)
                                       -------      -------
Income Before Taxes                       6.1         10.9
                                       ------       ------
Net Income                                3.0          6.5
                                       ======       ======

     Net sales for the three months ended October 31, 1997 were $3,688,289 as compared with $3,937,236 for the three months ended October 31, 1996, a decrease of 6%. The decrease in net sales for the three months ended October 31, 1997 is principally the result of reduction in drum sales and in timing of customer purchases.

     Gross profit margin for the three months ending October 31, 1997 was 33.7%, as compared to 35.2% for the same period last year. In absolute dollars, gross profit decreased from $1,387,981 for the three months ended October 31, 1996 to $1,242,056 for the three months ended October 31, 1997. The decrease in absolute gross profit dollars of $145,925 for the three month period resulted primarily from anticipated seasonal net sales decreases and decreases in sales volume and increasing costs at the Kelowna Facility.

     Selling, general, and administrative expenses for the three months ended October 31, 1997 increased 7.0% from the prior comparable period. As a percentage of net sales, selling, general and administrative expenses increased as a result of decreased sales volume. The increase in selling, general and administrative expenses for the three months is also attributable to fees and expenses associated with the recently implemented Company strategy described above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

     Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash provided by operating activities for the three months ended October 31, 1997 was $617,916.

     Net cash used for investing activities represents purchases of property in connection with the start up of a facsimile and printer cartridge production operation at the Company's Kelowna, British Columbia facility. As previously disclosed in the Company's Form 10-KSB, the Company is exploring ways to improve the Kelowna Facility's performance with the view toward returning the Kelowna Facility to profitability. This strategy could include additional capital expenditures. No assurances can be given that the Company will be successful implementing its strategy for the Kelowna Facility.

     The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of $3,700,000 (CDN). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases. As of October 31, 1997 outstanding borrowings of $645,896 (U.S.) existed under this arrangement.

     Cash flow from operations coupled with cash flow generated by bank financing has provided the Company with the cash necessary to meet its cash requirements. For the foreseeable future, the Company does not anticipate any significant cash outlays other than those consistent with past practices.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCL0SURES ABOUT MARKET PRICE.

      There currently is a limited market for the Company's securities.

                           PART II - OTHER INFORMATION
                           ---------------------------

          ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)   Exhibits.
                ---------

                See Index to Exhibits.

          (b)   Reports on Form 8-K.
                --------------------

                No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SEL-DRUM INTERNATIONAL, INC.


Dated:  December 15, 1997

                                          By: /s/ Raymond Sparks
                                             -----------------------------------
                                                Raymond Sparks, President, CEO


                                          By: /s/ John Hall
                                             -----------------------------------
                                                John Hall, Financial Director

                                INDEX TO EXHIBITS

Exhibit
Number
------

27                            Financial Data Schedule