Form 10QSB
period 1998-01-31
SEL DRUM INTERNATIONAL INC
filed 1998-03-17
CIK 915401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  JANUARY 31, 1998
                                ----------------

[ ]      Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________ to _____________________

        Commission File Number  0-22964
                              ---------------

                          SEL-DRUM INTERNATIONAL, INC.
                          ----------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

         NEW YORK                                               84-1236134
     ---------------                                        ------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                501 AMHERST STREET, BUFFALO, NEW YORK 14207-2913
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                  905-335-2766
                                  ------------
                (Issuer's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

  Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

  State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:

                          COMMON STOCK, $.01 PAR VALUE
          7,642,500 SHARES ISSUED AND OUTSTANDING AS OF MARCH 16, 1998

           Transitional Small Business Disclosure Format (check one:)

  Yes  [ ]    No [X]

                                     PART I
                              FINANCIAL INFORMATION


        ITEM 1.     FINANCIAL STATEMENTS.

                    Unaudited Consolidated Balance Sheets as of January 31, 1998 and July 31, 1997

                    Unaudited Consolidated Statements of Income for the three and six months ended January 31, 1998 and January 31, 1997

                    Unaudited Consolidated Statements of Cash Flow for the six months ended January 31, 1998 and January 31, 1997

        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                       (U.S.$)

CURRENT ASSETS                                   January 31, 1998    July 31, 1997*
--------------                                   ----------------    --------------
Cash and Cash Equivalents                           $  553,716        $1,084,954

Accounts receivable, net                             1,900,630         2,199,625

Deferred Income Tax Benefit                             25,000            25,000

Inventories                                          3,050,697         3,143,472

Refundable Income Taxes                                 49,431            38,293

Other Current Assets                                    66,765            81,485
                                                    ----------        ----------

        TOTAL CURRENT ASSETS                         5,646,239         6,572,829

PROPERTY
--------

Equipment                                            1,301,620         1,357,641

Vehicles                                                38,757            24,835

Furniture and Fixtures                                  50,275            48,465

Leasehold improvements                                 391,089           414,114
                                                    ----------        ----------

                                                     1,781,741         1,845,055

Less accumulated

Depreciation and Amortization                          963,461           919,898
                                                    ----------        ----------

                                                       818,280           925,157

OTHER ASSETS
------------

Organization costs, net                                  7,938             9,096

Purchased and developed technology, net                 48,550            55,840

Loans Receivable from Related Parties                  226,138           115,421

Deposits                                                14,402            17,496
                                                    ----------        ----------

                                                       297,028           197,853
                                                    ----------        ----------

                                                    $6,761,547        $7,695,839
                                                    ==========        ==========

*       Derived from the July 31, 1997 Form 10-KSB

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 UNAUDITED CONSOLIDATED BALANCE SHEETS (CONT'D)


LIABILITIES AND SHAREHOLDERS' EQUITY                                   (U.S.$)

CURRENT LIABILITIES                              January 31, 1998   July 31, 1997*
-------------------                              ----------------   --------------

Notes payable to banks                              $  744,388        $1,393,185

Current portion of long-term debt                       56,129            59,524

Accounts payable                                       184,691           628,999

Other current liabilities                              425,127           258,427
                                                    ----------        ----------

   TOTAL CURRENT LIABILITIES                         1,410,335         2,340,135

OTHER LIABILITIES
-----------------

Long-term debt                                          60,748           109,072

Deferred income taxes                                   74,534            31,909
                                                    ----------        ----------

                                                       135,282           140,981

SHAREHOLDERS' EQUITY
--------------------

Common Stock                                           771,356           771,356



Preferred stock - Class C                            1,280,048         1,280,048

Preferred stock - Class D                            3,344,853         3,520,132
                                                    ----------        ----------

                                                     4,624,901         4,800,180

Additional paid in capital                              11,915            11,915

Cumulative foreign currency translation
adjustment                                            (199,242)        (113,311)

 (Accumulated deficit)                                   7,000         (255,417)
                                                    ----------        ----------

                                                     5,215,930         5,214,723
                                                    ----------        ----------

                                                    $6,761,547        $7,695,839
                                                    ==========        ==========



*Derived from the July 31, 1997 Form 10-KSB.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                       (U.S.$)

                                                                        SIX MONTHS ENDED
                                                               ------------------------------
                                                                          January 31
                                                               ------------------------------
                                                                   1998              1997
                                                                -----------       -----------

Net sales                                                       $ 7,117,077       $ 7,936,034

Cost of goods sold                                                4,673,496         5,197,291
                                                                -----------       -----------

        GROSS PROFIT                                              2,443,581         2,738,743



Selling, operating, general and administrative expenses           1,901,510         1,885,405

Provision for bad debts                                              37,065            28,210
                                                                -----------       -----------

  INCOME FROM OPERATIONS                                            505,006           825,128

Other income (expense):

        Interest Income                                              12,910            11,413

        Interest Expense                                            (35,124)          (69,245)

        Foreign currency transaction gain (loss)                    (13,610)           18,096

         Fixed Assets Disposal gain (loss)                             --               1,154
                                                                -----------       -----------

                                                                    (35,824)          (38,582)
                                                                -----------       -----------

  INCOME BEFORE INCOME TAXES                                        469,182           786,546

Income Taxes:

        Current                                                     206,765           323,927

        Deferred                                                       --                --
                                                                -----------       -----------

                                                                    206,765           323,927
                                                                -----------       -----------

        NET INCOME                                              $   262,417       $   462,619
                                                                ===========       ===========



Number of common shares outstanding                               7,642,500         7,642,500



Net income per common share                                     $       .03       $       .06
                                                                ===========       ===========

                          SEL-DRUM INTERNATIONAL, INC.
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                              (U.S.$)

                                                              QUARTER ENDED
                                                       -----------------------------
                                                                JANUARY 31
                                                       -----------------------------

                                                          1998               1997
                                                       -----------       -----------

Net sales                                              $ 3,428,788       $ 3,998,798

Cost of goods sold                                       2,227,263         2,648,036
                                                       -----------       -----------

        GROSS PROFIT                                     1,201,525         1,350,762



Selling, operating, general and administrative
expenses                                                   914,143           962,577

Provision for bad debts                                     18,470            14,513
                                                       -----------       -----------

        INCOME FROM OPERATIONS                             268,912           373,672

Other income (expense):

        Interest Income                                     12,714             5,868

        Interest Expense                                   (16,942)          (31,570)

        Foreign currency transaction gain (loss)           (18,928)            7,663

        Disposal Fixed Asset gain (gain)                      --                --
                                                       -----------       -----------

                                                           (23,156)          (18,039)
                                                       -----------       -----------

        INCOME BEFORE INCOME TAXES                         245,756           355,633

Income Taxes:

        Current                                             92,590           150,822

        Deferred                                              --                --
                                                       -----------       -----------

                                                            92,590           150,822
                                                       -----------       -----------

        NET INCOME                                     $   153,166       $   204,811
                                                       ===========       ===========



Number of common shares outstanding                      7,642,500         7,642,500



Net income per common share                            $       .02       $       .03
                                                       ===========       ===========

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                    (U.S.$)
                                                                                SIX MONTHS ENDED
                                                                        ------------------------------------
                                                                                    JANUARY 31
                                                                        ------------------------------------

CASH FLOWS - OPERATING ACTIVITIES                                              1998               1997
-------------------------------------                                      -----------       -----------


    Net Income                                                             $   262,417       $   462,619

    Adjustments to reconcile net income to net cash provided from (used for) operating activities:

      Provision for bad debts                                                   37,065            28,210

      Depreciation and amortization                                            104,146            95,557

      Deferred income taxes                                                     42,625                 _

      Gain on Disposal of Property                                                --              (1,154)

      Changes in certain assets and liabilities affecting operations:

      Accounts receivable                                                      261,930          (431,456)

      Inventories                                                               92,775           359,829

      Other current assets                                                       3,582            23,685

      Deposits                                                                   3,094                73

      Accounts payable                                                        (441,334)         (101,536)

      Income taxes payable                                                      (2,974)          (61,797)

      Other current liabilities                                                166,700          (165,912)
                                                                           -----------       -----------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                    530,026           208,118

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------

    Purchases of property                                                      (35,507)          (37,134)
                                                                           -----------       -----------

NET CASH (USED FOR) INVESTING ACTIVITIES                                       (35,507)          (37,134)

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------

    Redemption of Preferred Shares                                            (175,279)             --

    Loans receivable - related parties                                        (110,717)           (6,859)

    Short-term borrowings net                                                 (648,797)         (398,137)

    Repayments on long-term debt                                               (51,719)         (121,735)

    Proceeds from Disposal of Assets                                              --               2,804
                                                                           -----------       -----------

NET CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                        (986,512)         (523,927)

Effect of exchange rate changes on cash                                        (39,245)            4,122
                                                                           -----------       -----------

NET (DECREASE) INCREASE IN CASH                                               (531,238)         (348,821)

Cash and Cash Equivalents at beginning of period                             1,084,954         1,181,396
                                                                           -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   553,716       $   832,575
                                                                           ===========       ===========

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW
--------

        Sel-Drum International, Inc., a New York Corporation ("Sel-Drum" or the "Company") is the successor corporation to Dakota Equities, Ltd., a publicly-held "blind pool." On February 1, 1995, the Company acquired all the outstanding common shares of Sel-Drum Imaging Corporation, the parent corporation of a privately held Canadian corporation which was founded in 1978.

        Sel-Drum is a leading independent distributor of high mortality copier and printer replacement parts and supplies. As one of the largest independent high mortality copier parts distribution companies in North America, Sel-Drum provides a link between parts manufacturers, sellers and buyers. Sel-Drum is also developing strong relationships with suppliers who seek advanced inventory management and order processing.

        Through its Sel-Drum Imaging Corporation subsidiary, the Company has two wholly-owned subsidiaries, Sel-Drum Corporation (U.S.A), Inc. and Sel-Drum Corporation. Unless otherwise indicated, all references to "Sel-Drum" or the "Company" include the Company, Sel-Drum Imaging Corporation, Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. It should be noted that approximately 50% of the Kelowna Facility's remanufactured product is sold directly to the other operating divisions. Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation employ a number of sales agents and telemarketers who contact directly the copier machine dealers throughout North America. There are approximately 12,000 such dealers marketing various brands of copier products. The Company estimates that the potential marketplace for high mortality replacement parts, drums and toner, not controlled by the Original Equipment Manufacturers ("O.E.M's") to be approximately $675 million in North America.

        The Company's primary business is the distribution of high mortality copier and printer replacement parts, toners, and photoreceptors ("Drums"), including, to a limited extent, the manufacturing of Drums. On August 1, 1995, the Company added remanufactured facsimile and printer cartridges to its product offering through its manufacturing relationship with MKG. The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. Outside of North America, the Company is represented by several distributors with their sales accounting for less than 5% of the total revenues. The Company amalgamated Micron Imaging Corporation (now the Kelowna Facility) and Sel-Drum Corporation on November 1, 1996.

        On March 7, 1997, the Company and certain principal shareholders terminated discussions with JRCS Corp. regarding the sale of substantially all of the outstanding capital stock of the Company.

        In late 1997, the Company initiated a strategic plan which was designed to focus on the longer term growth prospects of the Company. This new strategy calls for concentrating future efforts to take advantage of the perceived potential financial returns presented by existing opportunities within the high mortality copier replacement part and printer part marketplace. The implementation of this strategy includes programs aimed at bolstering the

Company's core business. Specifically, the Company is looking at its under-utilization of the Kelowna Facility with a view toward having the Kelowna Facility provide limited remanufacturing support and increased distribution support. This may require some capital expenditures, although to date, the Company is exploring whether such option is viable.

        Additional strategic items include seeking acquisition candidates and a listing on the Nasdaq stock market or regional exchanges and establishing integrated data systems, all of which may serve to increase the Company's budgeted 1998 expenses.

        On October 29, 1997, the Company announced that it had hired Raymond C. Sparks as its new Chief Executive Officer and President, replacing Brian Turnbull who has agreed to remain with the Company as a full-time consultant.

        In December, 1997, the Company reorganized its sales staff and began implementing this reorganization during the month of January. As a result of this reorganization of sales staff, the Company expects sales to be flat during first nine months.

        On January 6, 1998, the Shareholders approved the reincorporation of the Company into New York corporation. The reincorporation became effective on March 6, 1998.

        On January 15, 1998, the Company began funding a repurchase of 172 shares of Class C Preferred Stock and 241 shares of Class D Preferred Stock in the Company's Sel-Drum Imaging Corporation subsidiary held by two of the Company's principal shareholders. The total purchase price was $300,000, of which approximately $175,000 was delivered during the quarter ended January 31, 1998.

RESULTS OF OPERATIONS
---------------------

        The Company's results of operations are affected by numerous factors such as general economic conditions, competition and inventory costs. The largest component of the Company's cost of sales is inventory cost, which may vary slightly from period to period based upon timing of purchases which indirectly affect the Company's inventory costs. Unless otherwise indicated, all dollar amounts listed below are in US currency.

        The Company's sales were flat for the three months and six months ended January 31, 1998. The primary reason for reduction in sales is the Company's recent reorganization of its internal sales and marketing network.

        The following table sets forth for each of the periods presented, certain income statement data for the Company expressed as a percentage of net sales.

                                                         Three Months Ended                 Six Months Ended
                                                         ------------------                 ----------------

                                                     January 31,      January 31,     January 31,      January 31,
                                                     -----------      -----------     -----------      -----------
Statement of Operations Data                             1998            1997            1998             1997
----------------------------                             ----            ----            ----             ----
Net Sales                                                100.0%          100.0%          100.0%          100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                                        65.0            66.3            65.7            65.5
                                                        ------          ------          ------          ------
Gross Profit                                              35.0            33.7            34.3            34.5
Selling, General and                                      26.7            24.0            26.7            23.8
Administrative Expenses
Provision for Bad Debt                                     0.5              .4             0.5              .3
                                                           ---          ------             ---           -----
Income from Operations                                     7.8             9.3             7.1            10.4
Other Income (Expense)                                     (.7)            (.4)            (.5)            (.5)
Income Before Taxes                                        7.1             8.9             6.6             9.9
                                                         -----          ------           -----           -----
Net Income                                                 4.5             5.1             3.7             5.8
                                                          ====          ======           =====          ======



        Net sales for the three months ended January 31, 1998 were $3,428,788 as compared with $3,998,798 for the three months ended January 31, 1997, a decrease of 14.3%. For the six months ended January 31, 1998, net sales were $7,117,077, as compared with $7,936,034 for the six months ended January 31, 1997, a decrease of 10.3%. The decrease in net sales for the three months and six months ended January 31, 1998 is principally the result of a newly implemented program designed to enhance the Company's sales and marketing distribution network.

        Gross profit margin for the three months ending January 31, 1998 was 35%, as compared to 33.7% for the same period last year. For the six months ended January 31, 1998, gross profit margin was 34.3% as compared to 34.5% for the six months ended January 31, 1997. In absolute dollars, gross profit decreased from $1,350,762 for the three months ended January 31, 1997 to $1,201,525 for the three months ended January 31, 1998. For the six months ended January 31, 1998, absolute gross profit dollars decreased to $2,443,581 from $2,738,743. The decrease in absolute gross profit dollars of $149,237 and

$295,162 for the three and six month periods, respectively, resulted primarily from net sales decreases.

        Selling, general, and administrative expenses for the three months ended January 31, 1998 decreased 5% from the prior comparable period. As a percentage of net sales, selling, general and administrative expenses increased as a result of decreased sales volume. For the six months ended January 31, 1998, selling, general and administrative expenses in absolute dollars increased by $16,105 or
 .8%. The increases for the six-month period resulted primarily from timing of sales commissions and bonuses and increased professional expenses due to the Company's stated strategic plan.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

        Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash provided by operating activities for the six months ended January 31, 1998 was $530,026.

        Net cash used for investing activities represents purchases of property in connection with the start up of a facsimile and printer cartridge production operation at the Company's Kelowna, British Columbia facility.

        The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of $3,700,000 (CDN). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases. As of January 31, 1998 outstanding borrowings of $744,388 (U.S.) existed under this arrangement.

        Cash flow from operations coupled with cash flow generated by bank financing has provided the Company with the cash necessary to meet its cash requirements. Except for certain planned capital expenditures in connection with computer system upgrades, for the foreseeable future, the Company does not anticipate any significant cash outlays other than those consistent with past practices.

YEAR 2000 ISSUE
---------------

        The Year 2000 issue stems from date coding practices in both software and hardware. Specifically, hardware and software developers have often used two-digit numbers rather than four-digit numbers to represent years. This was done in a conscious effort to provide cost-effective and efficient business solutions, given resource constraints and requirements in the past. Consequently, when the year turns to 2000, the software may calculate the date as 1900 because the century has not been defined.

        Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The Company is expending significant resources to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. The Company expects to spend as much as $250,000 in order to get the systems ready for processing in the year 2000. Much of this outlay will be for new computer equipment and a new core data processing system, which will be capitalized and amortized over five and three years, respectively. The core system being considered is a state-of-the-art in-house, client/server based system. In addition to being Year 2000 ready, the new processing system will result in immediate cost savings compared with the existing system. The Company does not expect the amount required to be expensed over the next three to five years to have a material effect on its financial position or results of operations. Cost savings from the new system are expected to be completely offset the entire expenditure within three years. The amount expensed to date is immaterial.

        The Year 2000 problem creates risk for the Company from both unforeseen problems in its own computer systems and from problems in the computer systems of third parties with whom the Company transacts business. Failures of the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct business.

        The Company expects its Year 2000 date conversion project to be completed on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On January 6, 1998, the Shareholders of the Company approved the following proposals at the Annual Meeting:

PROPOSAL 1: TO ELECT DIRECTORS TO SERVE UNTIL THE 1999 ANNUAL MEETING:

                                                                       Authority
                                           For                         Withheld
                                           ---                         ----------
Robert E. Asseltine                    6,541,161                          200

Brian F. Turnbull                      6,541,161                          200

Robert M. Orr                          6,541,161                          200


PROPOSAL 2: TO APPROVE THE REINCORPORATION OF SEL-DRUM INTERNATIONAL, INC., A COLORADO CORPORATION ("SEL-DRUM COLORADO"), BY MERGING SEL-DRUM COLORADO INTO A NEWLY-FORMED NEW YORK SUBSIDIARY, SEL-DRUM INTERNATIONAL, INC.:


                  For               Against        Abstain        Broker Non-Votes
                  ---               -------        -------        ----------------
                6,466,930             100             50               74,281

PROPOSAL 3: TO APPROVE AND RATIFY THE SELECTION OF MENGEL, METZGER, BARR & CO. LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING JULY 31, 1998:

                    For               Against       Abstain
                    ---               -------       -------
                6,541,211              100            50


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  See Index to Exhibits.

        (b) Reports on Form 8-K.

        There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SEL-DRUM INTERNATIONAL, INC.

Date   March 17, 1998                /s/ Raymond C. Sparks
                                     ---------------------
                                     Raymond C. Sparks, President and CEO



Date   March 17, 1998                /s/ J. C. Hall
                                     --------------
                                     John C. Hall, Vice President-Finance

                                INDEX TO EXHIBITS


(2)      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
         SUCCESSION

         Not applicable.

(3)      *(a)       ARTICLES OF INCORPORATION

                    Restated Certificate of Incorporation.

         *(b)       BY-LAWS

                    Amended and Restated By-laws.

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES

          (a) The documents listed under Item (3) of this Index are incorporated herein by reference.

(10)     MATERIAL CONTRACTS

         *(a) Employment Contract dated as of November 1, 1997 between Sel-Drum International, Inc. and Raymond Sparks.

         *(b) Non-Incentive Stock Option Grant granted as of November 3, 1997 by Sel-Drum International, Inc. to Raymond C. Sparks.

         *(c) Form of Redemption Agreement by and between 547118 Ontario Limited, Sel-Drum Imaging Corporation and Sel-Drum International, Inc.

         *(d) Form of Redemption Agreement by and between Robert Asseltine, Geraldine Asseltine, Sel-Drum Imaging Corporation and Sel-Drum International, Inc.

(11)     STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

         Computation can be clearly determined from the Financial Statements included herein under Item 1.

(15)     LETTER ON UNAUDITED INTERIM FINANCIAL INFORMATION

         Not applicable.

(18)     LETTER ON CHANGE IN ACCOUNTING PRINCIPLES

         Not applicable.

  (22)   PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE

         Not applicable.

  (23)   CONSENT OF EXPERTS AND COUNSEL

         Not applicable.

  (24)   POWER OF ATTORNEY

         Not applicable.

 *(27)   FINANCIAL DATA SCHEDULE

  (99)   ADDITIONAL EXHIBITS

         Not applicable.

--------------------------------

* Exhibit filed with this Report