Form 10QSB
period 1998-04-30
SEL DRUM INTERNATIONAL INC
filed 1998-06-12
CIK 915401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended APRIL 30, 1998
                               --------------

[ ]  Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from_________________to_____________________________


        Commission File Number  0-22964
                                -------

                          SEL-DRUM INTERNATIONAL, INC.
                          ----------------------------
        (Exact name of Small Business Issuer as Specified in Its Charter)

        NEW YORK                                           84-1236134
        --------                                           -----------
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

--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

                          COMMON STOCK, $.01 PAR VALUE
           7,642,500 SHARES ISSUED AND OUTSTANDING AS OF JUNE 10, 1998

        Transitional Small Business Disclosure Format (check one:)

  Yes [ ]   No [X]

================================================================================


                                     PART I
                              FINANCIAL INFORMATION


        ITEM 1.       FINANCIAL STATEMENTS.

                      Unaudited Consolidated Balance Sheets as of April 30, 1998 and July 31, 1997

                      Unaudited Consolidated Statements of Income for the three and nine months ended April 30, 1998 and April 30, 1997

                      Unaudited Consolidated Statements of Cash Flow for the nine months ended April 30, 1998 and April 30, 1997

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1: FINANCIAL STATEMENTS
                          ----------------------------
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                                                             (U.S.$)
CURRENT ASSETS                                                 April 30, 1998                  July 31, 1997*
--------------                                                 --------------                  --------------
Cash and Cash Equivalents                                          $   64,932                      $1,084,954
Accounts receivable, net                                            1,976,172                       2,199,625
Inventories                                                         3,590,711                       3,143,472
Refundable Income Taxes                                                33,076                          38,293
Deferred Income Tax Benefit                                            25,000                          25,000
Other Current Assets                                                   75,178                          81,485
                                                                   ----------                      ----------
        TOTAL CURRENT ASSETS                                        5,765,069                       6,572,829
PROPERTY
--------
Equipment                                                           1,336,886                       1,357,641
Vehicles                                                               38,757                          24,835
Furniture and Fixtures                                                 56,141                          48,465
Leasehold improvements                                                404,722                         414,114
                                                                   ----------                      ----------
                                                                    1,836,506                       1,845,055
Less accumulated
Depreciation and Amortization                                       1,028,503                         919,898
                                                                   ----------                      ----------
                                                                      808,003                         925,157

OTHER ASSETS
------------
Organization costs, net                                                 7,761                           9,096
Purchased and developed technology, net                                47,396                          55,840
Deposits                                                               11,204                          17,496
Loans receivable from related parties                                 167,396                         115,421
                                                                   ----------                      ----------
                                                                      233,757                         197,853
                                                                   ----------                      ----------
                                                                   $6,806,829                      $7,695,839
                                                                   ==========                      ==========


*       Derived from the July 31, 1997 Form 10-KSB

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1: FINANCIAL STATEMENTS
                          ----------------------------
                 UNAUDITED CONSOLIDATED BALANCE SHEETS (CONT'D)
                 ----------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                               (U.S.$)
------------------------------------
CURRENT LIABILITIES                                            April 30, 1998                  July 31, 1997*
-------------------                                            --------------                  -------------
Current portion of long-term debt                                $  57,212                     $    59,524
Notes payable to banks                                             609,185                       1,393,185
Accounts payable                                                   334,978                         628,999
Income tax payable                                                  18,279                               -
Other current liabilities                                          420,416                         258,427
                                                                ----------                      ----------
   TOTAL CURRENT LIABILITIES                                     1,440,070                       2,340,135

OTHER LIABILITIES
-----------------
Long-term debt                                                      47,618                         109,072
Deferred income taxes                                               75,973                          31,909
                                                                ----------                      ----------
                                                                   123,591                         140,981
SHAREHOLDERS' EQUITY
--------------------
Common Stock                                                       771,356                         771,356
Preferred stock
        Class C                                                  1,154,952                       1,280,048
        Class D                                                  3,344,853                       3,520,132
                                                                 ---------                       ---------
                                                                 4,499,805                       4,800,180
Additional paid in capital                                          11,915                          11,915
Cumulative foreign currency translation
adjustment                                                        (231,833)                       (113,311)
                                                                ----------                      ----------
Retained Earnings                                                  191,925                        (255,417)
                                                                ----------                      ----------
                                                                 5,243,168                       5,214,723
                                                                ----------                      ----------
                                                                $6,806,829                      $7,695,839
                                                                ==========                      ==========


*Derived from the July 31, 1997 Form 10-KSB.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1: FINANCIAL STATEMENTS
                          ----------------------------
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                                                                                                            (U.S.$)
                                                                                  NINE MONTHS ENDED
                                                                     --------------------------------------------
                                                                                      April 30
                                                                     --------------------------------------------
                                                                                  1998                 1997
                                                                                  ----                 ----
Net sales                                                                     $10,874,126         $12,244,237
Cost of goods sold                                                              7,273,236           8,048,582
                                                                              -----------         -----------
        GROSS PROFIT                                                            3,600,890           4,195,655

Selling, operating and general and administrative expenses                      2,704,819           2,904,558
Provision for bad debts                                                            50,780              44,557
                                                                              -----------         -----------
  INCOME FROM OPERATIONS                                                          845,291           1,246,540
Other income (expense):
        Interest Income                                                            16,658              13,480
        Interest Expense                                                          (49,424)           (101,253)
        Foreign currency transaction gain (loss)                                   (5,238)             21,185
        Disposal Fixed Assets gain (loss)                                               -               1,154
                                                                              -----------         -----------
                                                                                  (38,004)            (65,434)
                                                                              -----------         -----------
  INCOME BEFORE INCOME TAXES                                                      807,287           1,181,106

Income Taxes:
        Current                                                                   359,945             491,224
        Deferred                                                                       -                    -
                                                                              -----------         -----------
                                                                                  359,945             491,224
                                                                              -----------         -----------
        NET INCOME                                                            $   447,342         $   689,882
                                                                              ===========         ===========

Number of common shares outstanding                                             7,642,500           7,642,500

Net income per common share                                                  $        .06         $       .09
                                                                             ============         ===========

                          SEL-DRUM INTERNATIONAL, INC.
                          ----------------------------
                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1: FINANCIAL STATEMENTS
                          ----------------------------
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                                                                                                            (U.S.$)
                                                                                       QUARTER ENDED
                                                                        --------------------------------------------
                                                                                         APRIL 30
                                                                        --------------------------------------------
                                                                                1998                     1997
                                                                                ----                     ----
Net sales                                                                   $3,757,049                $4,308,203
Cost of goods sold                                                           2,599,740                 2,851,291
                                                                            ----------                ----------
        GROSS PROFIT                                                         1,157,309                 1,456,912

Selling, operating and general and administrative expenses                     803,309                 1,019,153
Provision for bad debts                                                         13,715                    16,347
                                                                            ----------                ----------

        INCOME FROM OPERATIONS                                                 340,285                   421,412
Other income (expense):
        Interest Income                                                          3,748                     2,067
        Interest Expense                                                       (14,300)                  (32,008)
        Foreign currency transaction gain (loss)                                 8,372                     3,089
        Fixed Asset Disposal gain (loss)                                             -                         -
                                                                            ----------                ----------
                                                                                (2,180)                  (26,852)
                                                                            ----------                ----------
        INCOME BEFORE INCOME TAXES                                             338,105                   394,560
Income Taxes:
        Current                                                                153,180                   167,297
        Deferred                                                                -                         -
                                                                            ----------                ----------
                                                                               153,180                   167,297
                                                                            ----------                ----------
        NET INCOME                                                          $  184,925                $  227,263
                                                                            ==========                ==========

Number of common shares outstanding                                          7,642,500                 7,642,500

Net income per common share                                                 $      .02                $      .03
                                                                            ==========                ==========

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------

                                                                                                            (U.S.$)

                                                                                  NINE MONTHS ENDED
                                                                         ------------------------------------
                                                                                      APRIL 30
                                                                         ------------------------------------
CASH FLOWS - OPERATING ACTIVITIES                                                 1998               1997
---------------------------------                                                 ----               ----
    Net Income                                                                  $447,342         $689,882
    Adjustments to reconcile net income to net cash provided from
      (used for) operating activities:
      Provision for bad debts                                                     50,780           44,557
      Depreciation and amortization                                              150,141          144,335
      Deferred income taxes (credit)                                              44,064             _
      Gain on Disposal of Property                                                  _              (1,154)
      Changes in certain assets and liabilities affecting operations:
      Accounts receivable                                                        172,673         (592,525)
      Inventories                                                               (447,239)         386,175
      Other current assets                                                        11,524            9,625
      Deposits                                                                     6,292               73
      Accounts payable                                                          (294,021)        (125,713)
      Income taxes payable                                                        18,279          (40,727)
      Other current liabilities                                                  161,989         (164,912)
                                                                             -----------       ----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                      321,824          349,616
CASH FLOWS - INVESTING ACTIVITIES
---------------------------------
    Purchases of property                                                        (58,763)         (59,350)
                                                                             -----------       ----------
NET CASH (USED FOR) INVESTING ACTIVITIES                                         (58,763)         (59,350)
CASH FLOWS - FINANCING ACTIVITIES
---------------------------------
    Redemption of preferred shares                                              (300,375)               -
    Loans receivable - related parties                                           (51,975)             529
    Short-term borrowings net                                                   (784,000)        (473,989)
    Proceeds from Disposal of Assets                                                   -            2,804
    Repayments on long-term debt                                                 (63,766)        (143,234)
                                                                             -----------       ----------
NET CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                        (1,200,116)        (613,890)
Effect of exchange rate changes on cash                                          (82,967)         (39,838)
                                                                             -----------       ----------
NET (DECREASE) INCREASE IN CASH                                               (1,020,022)        (363,462)
Cash and Cash Equivalents at beginning of period                               1,084,954        1,181,396
                                                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   64,932       $  817,934
                                                                              ==========       ==========

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

        The Company's primary business is the distribution of high mortality copier and printer replacement parts, toners, and photoreceptors ("Drums"), including, to a limited extent, the manufacturing of Drums. On August 1, 1995, the Company added remanufactured facsimile and printer cartridges to its product offering. The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. Outside of North America, the Company is represented by several distributors with their sales accounting for less than 5% of the total revenues. The Company amalgamated Micron Imaging Corporation (now the Kelowna Facility) and Sel-Drum Corporation on November 1, 1996.

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

        In December, 1997, the Company reorganized its sales staff and began implementing this reorganization during the month of January. As expected, as a result of this reorganization of sales staff, sales were flat during the first nine months.

        On January 6, 1998, the Shareholders approved the reincorporation of the Company into a New York corporation. The reincorporation became effective on March 6, 1998.

        On January 15, 1998, the Company began funding a repurchase of 172 shares of Class C and 241 shares of Class D Preferred Stock in the Company's Sel-Drum Imaging Corporation subsidiary held by two of the Company's principal shareholders. The total purchase price was $300,000, of which approximately $175,000 was delivered during the quarter ended January 31, 1998, and approximately $125,000 was delivered during the quarter ended April 30, 1998.

RESULTS OF OPERATIONS
---------------------

        The Company's results of operations are affected by numerous factors such as general economic conditions, competition and inventory costs. The largest component of the Company's cost of sales is inventory cost, which may vary slightly from period to period based upon timing of purchases which indirectly affect the Company's inventory costs.

        The Company's sales were flat for the three months and nine months ended April 30, 1998. The primary reason for reduction in sales is the Company's recent reorganization of its internal sales and marketing network.

        The following table sets forth for each of the periods presented, certain income statement data for the Company expressed as a percentage of net sales.

                                                           Three Months Ended                  Nine Months Ended
                                                           ------------------                  ------------------
                                                       April 30,         April 30,        April 30,         April 30
                                                       ---------         ---------        ---------         --------
Statement of Operations Data                             1998              1997             1998              1997
----------------------------                             ----              ----             ----              ----
Net Sales                                               100.0%            100.0%           100.0%            100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                                       69.2%             66.2%            66.9%             65.7%
                                                         -----             -----            -----             -----
Gross Profit                                             30.8%             33.8%            33.1%             34.3%


Selling, General and Administrative Expenses             21.4%             23.6%            24.9%             23.7%
Provision for Bad Debt                                    0.3%              0.4%             0.4%              0.4%
                                                         -----             -----            -----             -----
Income from Operations                                    9.1%              9.8%             7.8%             10.2%
Other Income (Expense)                                   (.1%)             (.6%)            (.4%)             (.5%)
                                                         -----             -----            -----             -----
Income Before Taxes                                       9.0%              9.2%             7.4%              9.7%
                                                         -----             -----            -----             -----
Net Income                                                4.9%              5.3%             4.1%              5.6%
                                                         =====             =====            =====             =====


        Net sales for the three months ended April 30, 1998 were $3,757,049 as compared with $4,308,203 for the three months ended April 30, 1997, a decrease of 12.8%. For the nine months ended April 30, 1998, net sales were $10,874,126, as compared with $12,244,237 for the nine months ended April 30, 1997, a decrease of 11.2%. The decrease in net sales for the three months and nine months ended April 30, 1998 is principally the result of: (i) a newly implemented program designed to enhance the Company's sales and marketing distribution network; (ii) the Company's recent transition to a new management team; and (iii) the recent implementation of the Company's strategic plan described earlier herein. The Company expects this trend to continue at least into the final fiscal quarter of 1998.

        Beginning the three and nine months ended April 30, 1998, the Company has restated its cost of goods sold to include additional costs associated, directly or indirectly, with product costs. These newly incorporated costs include shipping costs (material and labor); indirect purchasing costs; warehousing costs; and other smaller miscellaneous costs. Any comparison of gross profit as a percentage of net sales for the three and nine months ended April 30, 1998, as against other periods is not meaningful.

        Gross profit margin for the three months ending April 30, 1998 was 30.8%, as compared to 33.8% for the same period last year. For the nine months ended April 30, 1998, gross profit margin was 33.1% as compared to 34.3% for the nine months ended April 30, 1997. In absolute dollars, gross profit decreased from $1,456,912 for the three months ended April 30, 1997 to $1,157,309 for the three months ended April 30, 1998. For the nine months ended April 30, 1998, absolute gross profit dollars decreased to $3,600,890 from $4,195,655. The decrease in absolute gross profit dollars of $299,603 and $594,765 for the three and nine month periods, respectively, resulted primarily from net sales decreases.

        Selling, general, and administrative expenses for the three months ended April 30, 1998 decreased 21.2% from the prior comparable period. For the nine months ended April 30, 1998, selling, general and administrative expenses in absolute dollars decreased by $199,739 or 6.9%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

        Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash provided by operating activities for the nine months ended April 30, 1998 was $321,824.

        Net cash used for investing activities represents purchases of property in connection with the start up of a facsimile and printer cartridge production operation at the Company's Kelowna, British Columbia facility.

        The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of $3,700,000 (CDN). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases. As of April 30, 1998 outstanding borrowings of $609,185 (U.S.) existed under this arrangement.

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

        Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The Company is expending significant resources to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. The Company expects to spend as much as $250,000 in order to get the systems ready for processing in the year 2000. Much of this outlay will be for new computer equipment and a new core data processing system, which will be capitalized and amortized over five and three years respectively. The core system being considered is a state-of-the-art in-house, client/server based system. In addition to being Year 2000 ready, the new processing system will result in immediate cost savings compared with the existing system. The Company does not expect the amount required to be expensed over the next three to five years to have a material effect on its financial position or results of operations. Cost savings from the new system are expected to completely offset the entire expenditure within three years. The amount expensed to date is immaterial.

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


                                         SEL-DRUM INTERNATIONAL, INC.


Date June 11, 1998                       /s/ Raymond C. Sparks
     -------------------                 ---------------------------------------
                                         Raymond C. Sparks, President and CEO


Date June 11, 1998                       /s/ John C. Hall
     -------------------                 ---------------------------------------
                                         John C. Hall, Vice President - Finance

                                INDEX TO EXHIBITS


  (2)    PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
         SUCCESSION

         Not applicable.

  (3)     (a)        ARTICLES OF INCORPORATION

                    Restated Certificate of Incorporation is incorporated by reference to Exhibit 3(a) to the Registrant's Form 10-QSB filed for the quarterly period ended January 31, 1998.

          (b)       BY-LAWS

                    Amended and Restated By-laws are incorporated by reference to Exhibit 3(b) to the Registrant's Form 10-QSB filed for the quarterly period ended January 31, 1998.

  (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

          (a) The documents listed under Item (3) of this Index are incorporated herein by reference.

  (10)   MATERIAL CONTRACTS

          (a) Insurance Policy Agreement dated February 1, 1998, between Sel-Drum International, Inc., and Brian F. Turnbull.

  (11)   STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

         Computation can be clearly determined the Financial Statements included herein under Item 1.

  (15)   LETTER ON UNAUDITED INTERIM FINANCIAL INFORMATION

         Not applicable.

  (18)   LETTER ON CHANGE IN ACCOUNTING PRINCIPLES

         Not applicable.

  (19)   REPORTS FURNISHED TO SECURITY HOLDERS

         Not applicable.

  (22)   PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE

         Not applicable.

  (23)   CONSENT OF EXPERTS AND COUNSEL

         Not applicable.

  (24)   POWER OF ATTORNEY

         Not applicable.

 *(27)   FINANCIAL DATA SCHEDULE

         The Financial Data Schedule is included herein as Exhibit 27.

  (99)   ADDITIONAL EXHIBITS

         Not applicable.

------------------------------

* Exhibit filed with this Report