Form 10KSB40
period 1998-07-31
SEL DRUM INTERNATIONAL INC
filed 1998-10-29
CIK 915401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JULY 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------
                         Commission File Number 0-22964

                          SEL-DRUM INTERNATIONAL, INC.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

             NEW YORK                                   84-1236134
             --------                                   ----------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 501 AMHERST STREET, BUFFALO, NEW YORK                  14207-2913
---------------------------------------                ------------
(Address of Principal Executive Offices)                (Zip Code)

                                 1-800-263-9356
                                 --------------
                            Issuer's Telephone Number

  Securities registered under Section 12(b) of the Exchange Act:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
           None                                         None

  Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                               Title of Each Class

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |X|

     The Issuer's revenues for the year ended July 31, 1998 were $14,331,572.

     As of October 22, 1998 there were 7,542,500 outstanding shares of Common Stock, $.01 par value. The aggregate market value of the voting stock of the registrant held by non-affiliates on October 22, 1998 based on the average bid and asked price on such date was $786,763.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

        Sel-Drum International, Inc., a New York Corporation ("Sel-Drum" or the "Company") is the successor corporation to Dakota Equities, Ltd., a publicly-held "blind pool." On February 1, 1995, the Company acquired all the outstanding common shares of Sel-Drum Imaging Corporation, the parent corporation of Sel-Drum Corporation, a privately held Canadian corporation which was founded in 1978. The Company amalgamated Micron Imaging Corporation (now the Kelowna Facility) and Sel-Drum Corporation on November 1, 1996.

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

        Through its Sel-Drum Imaging Corporation subsidiary, the Company has two wholly-owned subsidiaries, Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation. Unless otherwise indicated, all references to "Sel-Drum" or the "Company" include the Company, Sel-Drum Imaging Corporation, Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. It should be noted that approximately 50% of the Kelowna Facility's remanufactured product is sold directly to the other operating divisions. Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation employ a number of sales agents and telemarketers who directly contact the copier machine dealers throughout North America. There are approximately 5,000 such dealers marketing various brands of copier products. The Company estimates that the potential marketplace for high mortality replacement parts, drums and toner, not controlled by the Original Equipment Manufacturers ("O.E.M's") to be approximately $750 million in North America.

        The Company's primary business is the distribution of high mortality copier and printer replacement parts, toners, and photoreceptors ("Drums") including, to a limited extent, the manufacturing of Drums. On August 1, 1995, the Company added remanufactured facsimile and printer cartridges to its product offering. The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. Outside of North America, the Company is represented by several distributors with their sales accounting for less than 5% of the total revenues.

        On March 7, 1997, the Company and certain principal shareholders terminated discussions with JRCS Corp. regarding the sale of substantially all of the outstanding capital stock of the Company.

        In late 1997, the Company initiated a strategic plan which was designated to focus on the longer term growth prospects of the Company. This new strategy calls for concentrating future efforts to take advantage of the perceived potential financial returns presented by existing opportunities within the high mortality copier replacement part and printer part marketplace. The implementation of this strategy includes programs aimed at bolstering the Company's core business. Specifically, the Company is looking at its under-utilization of the Kelowna Facility with a view toward having the Kelowna Facility provide limited remanufacturing support and increased distribution support.

        Additional strategic items include seeking acquisition candidates and a listing on the Chicago Stock Exchange, The Nasdaq SmallCap Market or a national or other regional exchange, and establishing integrated data systems, all of which served to increase the Company's budgeted 1998 expenses.

        On October 29, 1997, the Company announced that it had hired Raymond C. Sparks as its new Chief Executive Officer and President, replacing Brian F. Turnbull who has agreed to remain with the Company as Chairman of the Board.

        In December 1997, the Company reorganized its sales staff and began implementing this reorganization during the month of January. As expected, as a result of this reorganization of sales staff, sales decreased during Fiscal 1998.

        On January 15, 1998, the Company repurchased 172 shares of Class C and 241 shares of Class D Preferred Stock in the Company's Sel-Drum Imaging Corporation subsidiary held by two of the Company's principal shareholders. The total purchase price was $300,000, of which approximately $175,000 was delivered during the quarter ended January 31, 1998, and approximately $125,000 was delivered during the quarter ended April 30, 1998.

COMPANY STRATEGY

        Through flexibility in sourcing as well as customer service, the Company continually strives to be a reliable, innovative and cost-effective provider of high mortality copier and facsimile component products to the approximately $750 million per year market in North America. The Company believes there are also significant opportunities in the European and Asia-Pacific regions. The Company's strategy to accomplish these objectives includes the following:

               - Provide high quality products and superior customer service. The Company maintains a detailed and extensive quality assurance program. The Company also requires that both its affiliated and unaffiliated suppliers conform to Company customer quality and standards. The Company intends to continue its strategy of demanding high quality from its vendors.

               - Improve remanufacturing flexibility. Although to date the Company's manufacturing facility in Kelowna, British Columbia (the "Kelowna Facility") has been under-utilized, the Company intends to increase the utilization of its Kelowna Facility to remanufacture printer and facsimile cartridges. The Company also intends to reemphasize the Kelowna

                     Facility's distribution capabilities to service its existing customers in Western North America.

              - Establish integrated data system. An integrated data system will permit the Company's employees to access information on stock availability, pricing and order status, and to perform order entry on a real time basis from anywhere in the world. The system will facilitate immediate drop shipment from Buffalo New York, Burlington, Ontario or Kelowna, British Columbia to customers throughout North America and overnight fulfillment of European customer orders. The anticipated system will provide direct customer access to Sel-Drum's central inventory management and retrieval system. In addition, the Sel-Drum order entry system will be available on the Internet and should enable customers to review parts availability, place orders and check order status. To date, the system has not been implemented and no assurances can be given that such a system will be implemented or if implemented whether such system will be successful. The Company estimates the cost associated with the establishment of such a system will be approximately $200,000. Implementation is planned for March 1999.

              - Seek qualified acquisition candidates. The copier, facsimile and printer component parts industry is extremely fragmented and undergoing consolidation. Although the Company is not presently engaged in discussion, part of its strategy is to acquire existing smaller companies within its industry segment with whom the Company believes economies of scale can be obtained. No assurances can be given that the Company will be able to identify suitable acquisition candidates; or, if identified and successfully completed, whether such acquisition candidates will provide the economies of scale the Company is seeking.

              - Obtain Nasdaq Stock Market listing. The Company's management intends to refocus its effort on obtaining listing on The Nasdaq SmallCap Market system. The Company's management recognizes that it is substantially more difficult for investors to dispose of securities or to obtain accurate quotations as to securities in the OTC Bulletin Board Service. To date, the Company does not meet the necessary minimum bid price per share or public float criteria required by Nasdaq for listing on the SmallCap Market. In the event the Company is unsuccessful obtaining listing on the Nasdaq SmallCap Stock Market, it may seek listing on other regional exchanges or national exchanges. There can be no assurance that any application for listing on any exchange will be approved or that a market for the Common Stock will be obtained.

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

COPIER, FACSIMILE, AND PRINTER PARTS DISTRIBUTION

        Management believes Sel-Drum is one of the largest independent North American distributors of high mortality copier parts, drums, toner and related supplies, serving both the commercial, institutional and general copier after-markets. Product lines distributed by Sel- Drum include a variety of other supplies. Sel-Drum purchases these new parts from suppliers for its own account and resells such parts to its customers, which include commercial customers and other distributors.

        The Company distributes high mortality copier parts from customer service centers located throughout North America, and to a limited extent in Europe and the Asia-Pacific region. Although the Company intends to refocus its efforts on developing markets outside of North America, to date sales outside of North America account for less than 5% of total sales. Field sales representatives located in regions throughout North America call upon current and potential customers on a regular basis to solicit orders and provide product and operational information. Each service center is staffed to receive and process telephone, facsimile and mail orders. A majority of the parts distributed by the Company are located in its Buffalo, New York warehouse complex, with the remaining parts distributed from the Company's Burlington, Ontario and Kelowna, British Columbia facilities.

        Management believes that this diversity distinguishes Sel-Drum from most other distributors which carry a narrower range of products. Over 2,500 unique part numbers are sold to approximately 4,500 customers.

        Through Densigraphix Kopi Inc. ("Densigraphix") of Montreal, Quebec, the Company markets its products in the province of Quebec. Densigraphix is a significant distributor of toner to the reprographics industry. The Company markets some of the Densigraphix toners outside of Quebec, Canada. In August 1995, the Company introduced remanufactured cartridges for the facsimile and printer market. Many of these products are marketed by the copier dealers already using the Company's products. It is estimated that 75 million cartridges will be sold to the North American market by all North American distributors in 1998, and approximately 25 million of these will be re-charged units.

        Through its Kelowna Facility, the Company markets remanufactured cartridge products to the industry's dealers, vendors and resellers in North America.

SALES AND MARKETING

        The Company markets and inventories a line of 2,500 high mortality replacement parts, Drums, toner, and remanufactured facsimile and printer cartridges. The Company recently added coin-ops for copier and vending machines, keycounters, key pads and other related accessories. Sel-Drum emphasizes breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications. Sel-Drum's parts distribution operations serve the different requirements of both the commercial copier and the general copier after-market sectors.

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

        Sel-Drum warrants its products to its Customers. These product warranties do not represent a material cost to the Company.

SEASONALITY OF BUSINESS

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

EMPLOYEES

        At July 31, 1998, Sel-Drum employed approximately 68 full time employees located in the United States and Canada. The Company has no employees represented by unions. The Company believes that its relationship with its employees is satisfactory.

FORWARD-LOOKING INFORMATION

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

        PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK. The Company's Common Stock currently trades on the NASD's OTC Bulletin Board. The Company intends to apply to list the Common Stock on the Nasdaq SmallCap Market or regional or national exchange, if denied listing on such market. There can be no assurance that a market for the Common Stock will develop or be sustained. As a result, purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so.

        COMMON STOCK ELIGIBLE FOR RESALE. Of the 7,542,500 shares of Common Stock presently outstanding, over 6,283,680 shares are "restricted securities" and under certain circumstances may be sold in compliance with Rule 144 adopted under the Securities Act. Future sales of such shares are likely to depress the market price of the Company's Common Stock, which would have an adverse effect on the value of the Company's securities.

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

        MANAGEMENT TRANSITION; DEPENDENCE UPON KEY PERSONNEL. The Company's success will depend in large measure on the efforts of key senior management. The Company recently announced that it had hired Raymond C. Sparks as its new Chief Executive Officer and President, replacing the Company's founder, Brian F. Turnbull. Mr. Turnbull has agreed to remain as Chairman of the Board and will devote a substantial amount of time working on the Company's export business and transitioning his prior responsibilities over to Mr. Sparks. The loss of the services of Mr. Turnbull or Mr. Sparks or the loss of other key personnel could have a material adverse effect on the Company.

        MANAGEMENT OF CHANGE. The Company's future performance will depend in part on its ability to manage changes in its operations and will require the Company to hire additional management and technical personnel, particularly in the marketing and customer support areas. In addition, the Company's ability to manage changes in its operations will require it to continue to improve its operational and financial control system and to attract, train, motivate, manage and retain key employees. If the Company's management were to become unable to manage growth effectively, that would have a material adverse effect on the Company's financial condition, prospects and operating results.

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

        CONTROL BY MANAGEMENT. Management holds approximately 83.90% of the Common Stock of the Company. As a result, management is in a position to control the management and policies of the Company, including, but not limited to, electing or removing the Company's Board of Directors, changing the core business of the Company, causing or restricting the sale of the Company, causing the Company to engage in transactions with affiliated companies and controlling the Company's dividend policy.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

        As of July 31, 1998, the Company was utilizing approximately 45,300 square feet of warehouse and manufacturing space and approximately 6,700 square feet of office, administrative, training and sales space. The Company believes that its properties are adequate for its needs. Information with respect to the principal facilities used by Sel-Drum is set forth below:

ADDRESS                             PRIMARY USE

501 Amherst Street                  (1)    Registered Headquarters
Buffalo, N.Y. U.S.A.                       and U.S.A. Distribution

1370 Artisans Court                 (2)    Executive and
Burlington, On. Canada                     Administration Facilities
                                           Canadian Distribution

1910 Dayton Street                  (3)    Manufacturing Facility
Kelowna, B.C., Canada

1890 Dayton Street                  (3)    Distribution Center
Kelowna, B.C., Canada

(1) The Company established its U.S.A. distribution facilities in 1982, which it has agreed to lease through October 2001 at an annual rental of $38,000.

(2) Established in 1978 as the executive and administrative offices, together with the distribution center for product within Canada. The Company has agreed to lease the property through February 2002 at an annual rental of $78,000.

(3) The Kelowna Facility occupies two properties, one owned by a director Robert Asseltine and the other by a third party. The property owned by Mr. Asseltine is leased by the Company through July 2001 and has an annual rent of approximately $52,000. The other property is leased by the Company through April 1999 at an annual rent of $22,000.

ITEM 3.  LEGAL PROCEEDINGS.

        As of July 31, 1998, there are no known material legal proceedings against the Company or any of its officers and directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the security holder during the fourth fiscal quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Common Stock of the Company began trading on the OTC Bulletin Board June 20th, 1995 under the symbol "SDUM". The OTC Bulletin Board is an NASD sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq system. The OTC Bulletin Board has only recently been introduced as an alternative to "pink sheet" trading of over-the-counter securities. Consequently, the liquidity and stock price of the Company's securities in the secondary market may be adversely affected. There is no assurance that a regular trading market will develop for any of the Company's securities or that, if developed, any such market will be sustained. The range of high and low bid quotations for the Company's Common Stock for the last two Fiscal Years were obtained from the NASD and are provided below. The volume of trading in the Company's Common Stock has been limited and the bid prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market.

                               COMMON STOCK PRICE

                      First Quarter                 Second Quarter                 Third Quarter                 Fourth Quarter

               High             Low           High           Low             High            Low           High             Low

Fiscal        $.6865          $.6865          $1.00        $.6865          $.25             $.125         $.5625          $.125
1997

Fiscal        $.125           $.0625          $ .50        $.07            $.53125          $.375         $.87            $.3125
1998

On October 22, 1998 there were approximately 376 holders of record of the Company's common stock. The number of shares issued was 7,542,500.

        The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

        The Company markets and inventories a line of 2,500 high mortality replacement parts, Drums, toner, facsimile and printer cartridges. The replacement parts are principally manufactured in Japan and Germany, many exclusively to the Company's specifications. Facsimile and printer cartridges are manufactured for the Company for distribution to the copier dealer market in North America, by its Kelowna Facility.

RESULTS OF OPERATIONS

        The Company's results of operations are affected by numerous factors such as general economic conditions, competition and inventory costs. The largest component of the Company's cost of sales is inventory cost, which may vary slightly from period to period based upon timing of purchases which indirectly affect the Company's inventory costs.

        During the third quarter of Fiscal 1998, the Company restated its cost of goods sold to include additional costs associated, directly or indirectly, with product costs. These newly incorporated costs include direct and indirect costs affiliated with the acquisition and handling of inventory. For ease of presentation the Company has included these costs for the prior periods presented.

        The following table sets forth for each of the periods presented, certain income statement data for the Company expressed as a percentage of net sales.

                                                                                Years Ended
                                                                                -----------
Statement of Operations Data                         1998                       1997                 1996
----------------------------                         ----                       ----                 ----
Net Sales                                            100.0%                    100.0%               100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                                    70.9%                     70.3%                70.2%
Gross Profit                                          29.1%                     29.7%                29.8%
Selling, General and                                  22.1%                     19.5%                20.3%
Administrative Expenses
Provision for Bad Debt                                  .2%                       .5%                  .3%
Income from Operations                                 6.8%                      9.7%                 9.2%
Other Income (Expense)                                 (.7)%                     (.7)%                (.9)%
Income Before Taxes                                    6.1%                      9.0%                 8.3%
Net Income                                             3.6%                      5.8%                 5.2%
                                                       ====                      ====                 ====

YEAR ENDED 1998 COMPARED TO YEAR ENDED 1997

        Net sales for the year ended July 31, 1998 were $14.3 million as compared with $16.6 million for the year ended July 31, 1997, a decrease of 13.8%. The decrease in net sales is principally the result of the following factors:

                - Lingering Effects of Two Potential Acquisitions of the Company During Fiscal 1997 and early Fiscal 1998. Prior to refocusing its efforts on its core business, the Company engaged in discussions with two potential acquirors. Employee morale and retention suffered as a result of this prior strategy and the Company lost several sales personnel which adversely affected sales for the first half of Fiscal 1998. Management spent much of the first half of Fiscal 1998 focusing on employee productivity and retention.

                - General Economic Conditions. To a certain extent the Company's business is counter cyclical. Purchasers of copier, facsimile and printer high mortality replacement parts tend to eschew such purchases in favor of new machine purchases during favorable economic periods. Parts dealers consequently do not require as high order volume and companies such as Sel-Drum experience lower purchase volumes (and therefore lower revenues) from dealers. The Company experienced this trend to a certain degree, particularly during the third and fourth quarters of Fiscal 1998.

                - Management Transition. As previously disclosed, the Company spent much of Fiscal 1998 reorganizing management, including restructuring its sales and marketing staffs. This restructuring diverted some of management's attention and contributed to a drop in sales. The Company believes that the restructuring effort commenced in early Fiscal 1998 should prove fruitful during Fiscal 1999 although no assurances can be given that sales volumes will increase.

                - Movement toward Digital. The movement away from analogue technology toward a digital technology within the copier, facsimile and printer replacement part marketplace created new copier, facsimile and printer products which did not have an immediate need for replacement parts. The Company anticipates that this need will arise during Fiscal 1999, although no assurance can be given that this will occur.

        The Company's distribution centers in Burlington, Ontario (Canada) and Buffalo, New York (USA) showed gross profit margins during the fiscal year ended July 31, 1998 on a combined basis of 30%. The margins at the Company's Kelowna Facility, however, recorded a loss in absolute dollars of approximately $150,000 as a result of limited remanufacturing production of Drums and the partial conversion of the Kelowna Facility to cartridge remanufacturing. During Fiscal 1999, in addition to the remanufacture of Drums, the Company intends to utilize the Kelowna Facility's capacity to replace its historic reliance upon third-party remanufacturers of cartridges. Additionally, the Company intends to utilize expected additional capacity for distribution of copier and facsimile component parts in Western North America.

        Gross profit margin for the year ended July 31, 1998 was 29.1%, as compared to 29.7% for Fiscal 1997. As disclosed above, gross profit margins reflect an increase in profit margins in the Company's two distribution centers located in Burlington, Ontario and Buffalo, New York, and a loss from the Company's manufacturing facility in Kelowna, British Columbia.

        Selling, general, and administrative expenses for the year ended July 31, 1998 decreased 2.1% from the prior comparable period. The decrease resulted from lower sales commission due to lower sales volumes and the restatement of the costs of goods sold.

        As a result of the foregoing, net income fell by 46.3% from Fiscal 1997 to Fiscal 1998.

YEAR ENDED 1997 COMPARED TO YEAR ENDED 1996

        Net sales for the year ended July 31, 1997 were $16.6 million as compared with $14.8 million for the year ended July 31, 1996, an increase of 12.2%. The increase in net sales is principally the result of steady improvement in the copier and copier component markets and an intensified marketing effort within the Company and its distribution channels.

        Gross profit margin for the year ended July 31, 1997 was 29.7%, as compared to 29.8% for Fiscal 1996. Gross profit margins reflect an increase in profit margins in the Company's two distribution centers located in Burlington, Ontario and Buffalo, New York, and a loss from the Company's manufacturing facility in Kelowna, British Columbia.

        Selling, general, and administrative expenses for the year ended July 31, 1997 increased 7.6% from the prior comparable period. This increase resulted primarily from professional and other fees associated with the terminated negotiations with JRCS described earlier herein and legal and accounting costs associated with the Company's longer term strategy to obtain listing on a national or regional exchange.

        As a result of the foregoing, net income improved by 25% from Fiscal 1996 to Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

        Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash provided by operating activities for the year ended July 31, 1998 was $462,587. The Company's arrangements with its North American customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with overseas customers are generally on a letter of credit basis. Due to the Company's expansion strategy, management believes that the Company's working capital requirements will increase.

        The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of $2,462,350 (U.S.). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases. As of October 15, 1998 outstanding borrowings of approximately $200,000 (U.S.) net of current cash existed under this arrangement.

        On August 2, 1998, the Company paid $100,000 to a key employee pursuant to a Non- Competition and Share Repurchase Agreement. The Agreement provides for additional contingent payments of up to $245,000.

        Cash flow from operations coupled with cash flow generated by bank financing has provided the Company with the cash necessary to meet its cash requirements. The Company may expend an additional $200,000 in connection with hardware and software upgrades relative to the establishment of an integrated data system. The Company had anticipated making these expenditures during Fiscal 1998 and now anticipates making them during Fiscal 1999. The Company's current credit facility requires it to obtain the written consent of the National Bank of Canada prior to making capital expenditures during any fiscal year in excess of $200,000. In connection with the foregoing anticipated capital expenditures, the Company anticipates seeking such consent.

ITEM 7.  FINANCIAL STATEMENTS.

                          SEL-DRUM INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                              AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                       AND

                          INDEPENDENT AUDITORS' REPORT

                             JULY 31, 1998 AND 1997

                                    CONTENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS                                                                           PAGE
Independent Auditors' Report                                                                                       F - 3

Consolidated Balance Sheet                                                                                         F - 4

Consolidated Statements of Income                                                                                  F - 6

Consolidated Statements of Changes in Shareholders' Equity                                                         F - 7

Consolidated Statements of Cash Flows                                                                              F - 9

Notes to Consolidated Financial Statements                                                                         F - 11

                          INDEPENDENT AUDITORS' REPORT




Shareholders and Board of Directors
Sel-Drum International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sel-Drum International, Inc. and Subsidiaries as of July 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sel-Drum International, Inc. and Subsidiaries as of July 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended July 31, 1998, in conformity with generally accepted accounting principles.



Rochester, New York
September 25, 1998

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  JULY 31, 1998
                                  -------------
                   ASSETS
                   ------

CURRENT ASSETS
--------------
  Cash and cash equivalents                                                             $   285,750
  Accounts receivable, net of allowance for doubtful
    accounts of $40,483                                                                   1,826,182
  Inventories                                                                             3,457,466
  Refundable income taxes                                                                   121,155
  Deferred income taxes                                                                      34,000
  Other current assets                                                                      107,751
                                                                                        -----------
                                                                 TOTAL CURRENT ASSETS     5,832,304

PROPERTY
--------
  Equipment                                                                               1,332,078
  Vehicles                                                                                   38,757
  Furniture and fixtures                                                                     65,314
  Leasehold improvements                                                                    406,696
                                                                                        -----------
                                                                                          1,842,845
  Less accumulated depreciation and amortization                                         (1,024,905)
                                                                                        -----------
                                                                                            817,940

  OTHER ASSETS
  -------------
    Organization costs, net of accumulated amortization of $6,411                            7,006
    Purchased and developed technology, net of accumulated
     amortization of $36,603                                                                 43,258
    Non-competition agreement, net of
     accumulated amortization of $16,339                                                    130,711
    Deposits                                                                                 11,593
    Loans receivable from related parties                                                   160,084
                                                                                        -----------
                                                                                            352,652
                                                                                        -----------
                                                                                        $ 7,002,896
                                                                                        ===========

The accompanying notes are an integral part of the consolidated financial statements.


                LIABILITIES AND SHAREHOLDERS'EQUITY
                -----------------------------------

      CURRENT LIABILITIES
      -------------------
        Bank overdraft                                                          $ 314,104
        Notes payable to bank                                                     311,121
        Current portion of long-term debt                                         148,263
        Accounts payable                                                          688,451
        Other current liabilities                                                 136,300
                                                                              -----------
                                     TOTAL CURRENT LIABILITIES                  1,598,239

      OTHER LIABILITIES
      ------------------
        Long-term debt                                                            257,724
        Deferred income taxes                                                      49,913
                                                                             - ----------
                                                                                  307,637

      SHAREHOLDERS' EQUITY
      --------------------
       Common stock                                                                76,425
        Additional paid-in capital                                                706,846
        Preferred stock                                                         4,499,805
        Cumulative foreign currency translation adjustment                       (274,643)
        Retained earnings                                                         261,087
                                                                              -----------
                                                                                5,269,520
        Less: Common stock, subject to "put rights"                              (172,500)
                                                                              -----------
                                                                                5,097,020
                                                                              -----------
                                                                              $ 7,002,896
                                                                              ===========

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

                                                                                       Year ended July 31,
                                                                                -------------------------------
                                                                                    1998               1997
                                                                                ------------       ------------
         Net sales                                                              $ 14,331,572       $ 16,619,967

         Cost of goods sold                                                       10,155,831         11,686,982
                                                                                ------------       ------------
                                                         GROSS PROFIT              4,175,741          4,932,985

         Selling, administrative and general
           expenses                                                                3,168,780          3,236,418

         Provision for doubtful accounts                                              34,533             75,089
                                                                                ------------       ------------
                                               INCOME FROM OPERATIONS                972,428          1,621,478

         Other income (expense):
           Interest income                                                            17,303             22,851
           Interest expense                                                          (75,289)          (129,361)
           Loss on disposal of property                                                  --             (24,551)

         Foreign currency transaction (loss) gain                                    (46,310)             9,495
                                                                                ------------       ------------
                                                                                    (104,296)          (121,566)
                                                                                ------------       ------------
                                            INCOME BEFORE INCOME TAXES               868,132          1,499,912

         Income tax provisions:
           Current                                                                   342,624            531,155
           Deferred                                                                    9,004              6,903
                                                                                ------------       ------------
                                                                                     351,628            538,058
                                                                                ------------       ------------
                                                            NET INCOME          $    516,504       $    961,854
                                                                                ============       ============

         Earnings per common share:
           Basic                                                                $        .07       $        .13
                                                                                ============       ============
           Diluted                                                              $        .07       $        .13
                                                                                ============       ============

         Weighted average:
           Common shares                                                           7,642,500          7,642,500
           Dilutive stock options                                                          -                  -
                                                                                ------------       ------------
                              Common shares and dilutive stock options             7,642,500          7,642,500
                                                                                ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'EQUITY
           ---------------------------------------------------------


                                                                        Cumulative
                                                                         foreign       (Accumulated
                                             Additional                  currency       deficit)
                               Common         paid-in     Preferred     translation     retained
                                stock         capital      stock         adjustment      earnings
                             -----------   -----------   -----------    -----------    -----------


Balance at
  August 1, 1996             $    76,325   $   696,946    $4,800,180      $(110,067)   $(1,217,271)

Net income for the year             --            --            --             --          961,854

Adjustment for foreign
  currency translation              --            --            --           (3,244)          --

Issuance of 10,000 shares
  of common stock in
  exchange for services
  rendered                           100         9,900          --             --             --
                             -----------   -----------   -----------    -----------    -----------
            BALANCE AT
            JULY 31, 1997         76,425       706,846     4,800,180       (113,311)      (255,417)

Net income for the year             --            --            --              --         516,504

Adjustment for foreign
  currency translation              --            --            --         (161,332)          --

Repurchase of 172 shares
  of Class C preferred
  stock and 241 shares
  of Class D preferred
  stock                             --            --        (300,375)          --             --

345,000 common shares
  subject to "put rights",
  at $.50 per share                 --            --            --             --             --
                             -----------   -----------   -----------    -----------    -----------
            BALANCE AT
            JULY 31, 1998    $    76,425   $   706,846   $ 4,499,805    $  (274,643)   $   261,087
                             ===========   ===========   ===========    ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

              Common
              stock,             Total
           subject to         shareholders'
          "put rights"          equity
        --------------        -------------


            $        -        $ 4,246,113

                     -            961,854


                     -             (3,244)




                     -             10,000
             ---------        -----------

                     -          5,214,723

                     -            516,504


                     -           (161,332)


                     -           (300,375)

             (172,500)           (172,500)
            ---------          ----------
            $(172,500)         $5,097,020
            =========          ==========

                           SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                           ----------------------------------------------
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -------------------------------------

                                                                                               Year ended July 31,
                                                                                           ---------------------------
                                                                                              1998             1997
                                                                                           ----------       ----------
    CASH FLOWS - OPERATING ACTIVITIES
    ---------------------------------
      Net income                                                                          $   516,504       $  961,854
      Adjustments to reconcile net income to net cash provided from operating activities:
        Provision for doubtful accounts                                                        34,533           75,089
        Depreciation and amortization                                                         208,189          187,032
        Deferred income taxes                                                                   9,004            6,903
        Loss on disposal of property                                                                -           24,551
        Issuance of common stock in exchange for services rendered                                  -           10,000
        Changes in certain assets and liabilities affecting operations:
         Accounts receivable                                                                  269,731         (505,503)
         Inventories                                                                         (432,582)         652,294
         Refundable income taxes                                                              (85,457)         (38,293)
         Other current assets                                                                 (31,736)          40,174
         Deposits                                                                               5,768           (3,021)
         Accounts payable                                                                      90,507         (538,462)
         Income taxes payable                                                                       -          (91,771)
         Other current liabilities                                                           (121,874)          39,198
                                                                                          -----------      -----------
                                                     NET CASH PROVIDED FROM
                                                        OPERATING ACTIVITIES                  462,587          820,045

    CASH FLOWS - INVESTING ACTIVITIES
    ----------------------------------
      Purchases of property                                                                  (146,422)         (90,341)
                                                                                          -----------      -----------
                                                        NET CASH (USED FOR)
                                                       INVESTING ACTIVITIES                  (146,422)         (90,341)

    CASH FLOWS - FINANCING ACTIVITIES
    ---------------------------------
      Bank overdraft                                                                          329,443                -
      Increase in loans receivable from related parties                                       (56,810)          (1,126)
      Short-term repayments, net                                                           (1,014,616)        (680,959)
      Repayments on long-term debt                                                            (65,254)        (140,817)
      Repurchase of preferred stock                                                          (300,375)               -
                                                                                          -----------      -----------
                                                        NET CASH (USED FOR)
                                                       FINANCING ACTIVITIES                (1,107,612)        (822,902)

    Effect of exchange rate changes on cash                                                    (7,757)          (3,244)
                                                          NET (DECREASE) IN                ----------     ------------
                                                   CASH AND CASH EQUIVALENTS                 (799,204)         (96,442)
    Cash and cash equivalents at beginning of year                                          1,084,954        1,181,396
                                                                                          -----------      -----------
                                                   CASH AND CASH EQUIVALENTS
                                                              AT END OF YEAR              $   285,750      $ 1,084,954
                                                                                          ===========      ===========

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                  CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                  ---------------------------------------------



                                                                                                  Year ended July 31,
                                                                                             ---------------------------
                                                                                               1998              1997
                                                                                             ---------         ---------
        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        ------------------------------------------------
         Cash paid during the period for:

           Interest                                                                          $  68,928         $ 129,361
                                                                                             =========         =========

           Income taxes                                                                      $ 425,486         $ 661,648
                                                                                             =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------

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

     Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation are engaged in the wholesale distribution of parts and supplies used in the reprographic industry. Sel-Drum Corporation is also engaged in the commercial production and distribution of photoconductor drums used in duplicating machinery and recently the remanufacture of cartridges used in laser printers and facsimile machines. The Company grants credit to customers which are located throughout the United States and Canada, and arrange for letters of credit and sight drafts with international customers.

     Sel-Drum Corporation (U.S.A.), Inc. operates from a warehouse located in Buffalo, New York. Sel-Drum Corporation's facility for its wholesale distribution operations, which includes warehouse space and administrative offices, is located in Burlington, Ontario, Canada. Sel-Drum Corporation also has a manufacturing facility and administrative offices in Kelowna, British Columbia, Canada.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Sel-Drum International, Inc. and its wholly-owned subsidiaries (through Sel-Drum Imaging Corporation), Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation. All material intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents are highly liquid investments purchased with original maturities of three months or less. Cash equivalents consist of investments in term deposit accounts at a Canadian financial institution. At July 31, 1998, there was no excess cash invested in these term deposit accounts.

     CONCENTRATION OF CREDIT RISK  - CASH

     The Company maintains cash balances at financial institutions located in New York and Canada. Accounts at the New York institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at the Canadian institutions are insured by the Canadian Deposit Insurance Corporation up to approximately $40,000 ($60,000 Canadian). Uninsured balances aggregated approximately $357,000 at July 31, 1998. The Company has not experienced any losses in such accounts and believes that there is no exposure to significant credit risk in this regard.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
              --------------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------


NOTE A:   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd
----------------------------------------------------------------------

     INVENTORIES
     Inventories are valued at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

     PROPERTY
     Property is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using accelerated and straight-line methods over the estimated useful lives of the related assets, which are as follows:

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

     ORGANIZATION COSTS
     Organization costs are being amortized on a straight-line basis over ten years.

     PURCHASED AND DEVELOPED TECHNOLOGY
     Purchased and developed technology, consisting of technology acquired as well as engineering and other costs associated with the development of Sel-Drum Corporation's Kelowna facility's production process, is being amortized on a straight-line basis over its estimated useful life of ten years.

     NON-COMPETITION AGREEMENT
     The non-competition agreement is being amortized on a straight-line basis over 54 months through August 1, 2002.

     FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
     Sel-Drum International, Inc. and Sel-Drum Corporation (U.S.A.), Inc. maintain their accounting records in U.S. dollars, while Sel-Drum Imaging Corporation and Sel-Drum Corporation maintain their accounting records in Canadian dollars. The accompanying consolidated financial statements are presented in U.S. dollars. Accordingly, all balance sheet accounts of Sel-Drum Imaging Corporation and Sel-Drum Corporation are translated into U.S. dollars at period-end exchange rates, and statement of income items are translated at weighted average exchange rates. The resulting translation adjustments are made directly to a separate component of shareholders' equity. Gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the statements of income.

     ADVERTISING COSTS
     The Company's policy is to expense advertising costs as incurred. Advertising costs for the fiscal years ended July 31, 1998 and 1997 approximated $85,000 and $110,000, respectively.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
              --------------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------


NOTE A:   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd
---------------------------------------------------------------------

     INCOME TAXES
     Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as determined by the enacted rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are detailed in Note F.

     ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     Statement of Financial Accounting Standards Number 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. The carrying amounts reported in the accompanying consolidated balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity period of those instruments. In addition, the Company does not believe it is practicable to estimate the fair value of loans receivable from related parties and long-term debt due to the terms of such agreements. Further, any difference between the carrying value and fair value of those agreements would not be significant.

     STOCK OPTIONS
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123 (SFAS 123) "Accounting for Stock-Based Compensation". This statement established accounting and reporting standards for stock-based employee compensation plans. As permitted by the Statement, the Company continues to account for such arrangements under Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation expense is recognized for stock-option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
              --------------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------


NOTE A:   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd
---------------------------------------------------------------------

     RECENT ACCOUNTING PRONOUNCEMENTS
     EARNINGS PER COMMON SHARE
     Basic earnings per common share is determined by dividing net income by the weighted average number of common shares outstanding.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128 (SFAS 128) "Earnings Per Share". This statement, which was required to be adopted for financial statements issued for interim and annual periods ended after December 15, 1997, replaced previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has adopted the provisions of this statement. Accordingly, earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

     COMPREHENSIVE INCOME
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 130 (SFAS 130) "Reporting Comprehensive Income". This statement, which is required to be adopted for financial statements issued for annual periods beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will be required to adopt SFAS 130, effective for its fiscal year beginning August 1, 1998. At that time, the Company will be required to report total comprehensive income, an amount that will include net income as well as other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles have previously been reported as separate components of equity in the Company's consolidated financial statements. At present the only item which will require a change in the nature of its disclosure involves the Company's cumulative foreign currency translation adjustment.

     SEGMENT INFORMATION
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131 (SFAS 131) "Disclosure about Segments of an Enterprise and Related Information". This statement, which is required to be adopted for financial statements issued for annual periods beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in financial reports issued to shareholders. The Company has adopted the provisions of this statement. Note L provides the required segment financial information.

     RECLASSIFICATIONS
     Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
              --------------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------


NOTE B:  INVENTORIES
--------------------
     The components of inventories at July 31, 1998 are as follows:

          Raw materials                           $  162,383
          Finished goods                           3,295,083
                                                  ----------
                                                  $3,457,466
                                                  ==========


NOTE C:  LOANS RECEIVABLE FROM RELATED PARTIES
----------------------------------------------
     Non-interest bearing loans receivable from related parties at July 31, 1998 are summarized as follows:

          Due from 547117 Ontario Limited        $    24,820
          Due from 547118 Ontario Limited            135,264
                                                  ----------
                                                  $  160,084
                                                  ==========



     The Chairman of the Board of the Company is the majority shareholder (by attribution) of the Canadian holding companies, 547117 Ontario Limited and 547118 Ontario Limited. There are currently no repayment terms for the outstanding loans cited above.

NOTE D:   NOTES PAYABLE TO BANK
-------------------------------
     Sel-Drum Corporation has several debt arrangements with a Canadian bank, summarized as follows:

       FACILITY A: $2,462,350 revolving demand loan ($3,700,000 Canadian dollars) to assist with financing of the accounts receivable and inventories of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. The arrangement provides for interest to be paid monthly at the bank's prime rate plus .25% (an effective rate of 6.75% at July 31, 1998). This arrangement may be drawn upon by Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. There were borrowings outstanding against this arrangement at July 31, 1998 of $299,475. Letters of credit (see Facility B below), which reduce the amount of borrowings available under the terms of the arrangement, were outstanding at July 31, 1998 in an amount of $143,900.

       FACILITY B: This arrangement provides the Company with letters of credit to purchase inventories, up to an amount approximating $988,250 ($1,500,000 Canadian dollars), subject to the outstanding balance of Facility A cited above.

       FACILITY C: $250,000 revolving demand loan to finance the payment of U.S. trade accounts payable, subject to the outstanding balance of Facility A cited above. No amounts were outstanding under this arrangement at July 31, 1998.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
              --------------------------------------------------
                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------


NOTE D:   NOTES PAYABLE TO BANK, Cont'd
---------------------------------

       FACILITY D: $50,000 facility to provide check clearing privileges for U.S. dollar checks, subject to the outstanding balance of Facility A cited above. No amounts were outstanding under this arrangement at July 31, 1998.

       FACILITY E: $232,925 ($350,000 Canadian dollars) facility to provide for the purchase of up to $1,164,625 ($1,750,000 Canadian dollars) of forward exchange contracts in Japanese yen. Borrowings are subject to the outstanding balance of Facility A cited above. No amounts were outstanding under this arrangement at July 31, 1998.

       FACILITY F: $43,258 ($65,000 Canadian dollars) arrangement to finance leasehold improvements at the facility of Sel-Drum Corporation, which provides for interest at the prime rate plus 1% (an effective rate of 7.5% at July 31, 1998). Borrowings are subject to the outstanding balance of Facility A cited above. There were borrowings outstanding against this arrangement at July 31, 1998 of $11,646.

     Accordingly, at July 31, 1998 the Company had approximately $2,007,000 available for borrowing under these arrangements.

     Total amounts outstanding on all of the above arrangements as of July 31, 1998 amounted to $311,121.

     The above arrangements are secured by substantially all assets of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc., the limited corporate guarantees of Sel-Drum International, Inc. and Sel-Drum Imaging Corp., each in the amount of $2,329,250 ($3,500,000 Canadian dollars), assignment of a $332,750 ($500,000 Canadian dollars) life insurance policy on the Chairman of the Board of the Company, the corporate guarantees of 547118 Ontario Limited and 547117 Ontario Limited (both of which are substantially owned by the Chairman of the Board of the Company), and the limited corporate guarantee of Sel-Drum Corporation (U.S.A.), Inc. in the amount of $998,250 ($1,500,000 Canadian dollars). In addition, Facility F is also secured by a collateral mortgage of $199,650 ($300,000 Canadian dollars) on the operating facilities of Sel-Drum Corporation. Further, the arrangements contain various covenants which provide for, among other things, the maintenance of certain ratios and dividend restrictions.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------
                    FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                    -----------------------------------------

  NOTE E: LONG-TERM DEBT
  ----------------------

         Long-term debt at July 31, 1998 is summarized as follows:
             Interest free loan payable to Western Economic Diversification
             Fund, due in monthly payments of approximately $4,550 through
             February 2000.                                                           $ 86,437

             Common stock repurchase liability, payable in the amount of $50,000
             on August 1, 1998 and $122,500 no later than August 1, 2000.              172,500


             Non-competition liability, with interest at 8.5%, payable in the amount of $43,639 plus interest on August 1, 1998 and $103,411
             plus interest no later than August 1, 2000.                               147,050
                                                                                      --------
                                                                                       405,987
             Less: Current portion of long-term debt                                   148,263
                                                                                      --------
                                                                                      $257,724
                                                                                      ========

         Maturities for long-term debt are as follows:

                                       Year ending July 31
                                       ------------------
                                              1999                                    $148,263
                                              2000                                      31,813
                                              2001                                     225,911
                                                                                      --------
                                                                                      $405,987
                                                                                      ========

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------
                    FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                    -----------------------------------------

NOTE F:   INCOME TAXES
----------------------
     The total tax provisions are different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before income taxes. The reconciliation of these differences is as follows:

                                                                                                       July 31
                                                                                                ---------------------
                                                                                                   1998         1997
                                                                                                ----------    -------

         Statutory U.S. tax rate                                                                    34.0%       34.0%
         State income taxes, net of federal tax benefit                                              2.0         2.0
         Utilization of loss canrryforwards                                                            -         (.2)
         Utilization of scientific research and experimental
           development expenditure carryforwards                                                                 (.5)
         Difference between non-U.S. and U.S. tax rates                                              (.2)         .7
         Other                                                                                       4.7         (.1)
                                                                                                   -----        -----
                                                       EFFECTIVE TAX RATE                           40.5%       35.9%
                                                                                                   =====        =====


     Deferred taxes resulting from temporary differences as of July 31, 1998 are as follows:

                                                                                            Assets/
                                                                                         (Liabilities)
                                                                                         -------------
         Allowance for doubtful accounts receivable                                       $ 19,000
         Capitalization of overhead costs under Section 263A                                15,000
         Depreciation                                                                      (70,000)
         Net operating loss carryforward                                                     2,900
         Scientific research and experimental development
           expenditure carryforwards                                                         8,000
         Investment tax credit carryforwards                                                15,187
         Tax effect of utilization of investment tax credit
           carryforwards required to be included in taxable
           income in subsequent tax year                                                    (6,000)
                                                                                          --------
                                                                                          $(15,913)
                                                                                          ========

         Current asset                                                                    $ 34,000
         Long-term liability                                                               (49,913)
                                                                                          --------
                                                                                          $(15,913)
                                                                                          ========



     At July 31, 1998, Sel-Drum Corporation had scientific research and experimental development expenditure carryforwards approximating $20,000 which may, subject to certain limitations, offset future taxable income. The scientific research and experimental development expenditure carryforwards may be carried forward indefinitely. In addition, Sel-Drum Corporation also had investment tax credit carryforwards of $15,187 available, subject to certain limitations, to reduce future income taxes payable. These credits expire at various times through 2004.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------
                    FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                    -----------------------------------------


NOTE G:  COMMON AND PREFERRED STOCK
-----------------------------------

     The following is certain information regarding common and preferred stock as of July 31, 1998:

      SEL-DRUM INTERNATIONAL, INC.

                    PREFERRED STOCK
                      Par value                                                                        $0.01
                      Shares authorized                                                           10,000,000
                      Shares issued and outstanding                                                     None

                    COMMON STOCK
                      Par value                                                                        $0.01
                      Shares authorized                                                          100,000,000
                      Shares issued and outstanding                                                7,642,500

             SEL-DRUM IMAGING CORPORATION

                    PREFERRED STOCK
                       Class A (5% non-cumulative):
                       Par value                                                                        None
                       Stated value                                                                  $727.30
                       Shares authorized                                                               2,000
                       Shares issued and outstanding                                                    None

                      Class B (5% non-cumulative):
                       Par value
                       Stated value                                                                     None
                       Shares authorized                                                             $727.30
                       Shares issued and outstanding                                                   5,000
                                                                                                        None
                      Class C (5% non-cumulative):
                       Par value                                                                        None
                       Stated value                                                                  $727.30
                       Shares authorized                                                              10,000
                       Shares issued and outstanding                                                   1,588

                      Class D (5% non-cumulative):
                       Par value                                                                        None
                       Stated value                                                                  $727.30
                       Shares authorized                                                              10,000
                       Shares issued and outstanding                                                   4,599


     Effective March 6, 1998, the Company was reincorporated as a New York Corporation. In connection with the reincorporation, Sel-Drum International, Inc. established a par value of $0.01 per share for its preferred stock and $0.01 per share for its common stock. Accordingly, the amounts in the accompanying consolidated financial statements, for all periods presented, reflect the revised capital structure of the Company, which resulted in a reduction in common stock from its previously stated value and an increase in additional paid-in capital of the same amount.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------



NOTE H:   COMMITMENTS AND CONTINGENCIES
---------------------------------------

     LEASE COMMITMENTS
     Sel-Drum Corporation leases its facility in Burlington, Ontario, Canada, from a related party at a base monthly rental approximating $6,470 through February 2002. In addition to the base rental, the Company is responsible for property taxes, insurance, utilities and repairs and maintenance.

     Sel-Drum Corporation also leases two facilities in Kelowna, British Columbia, Canada, one from a related party. The base monthly rental to the related party is approximately $4,300 per month through the expiration of the lease in July 2001. The base monthly rental to the unrelated party is approximately $1,800 per month through the expiration of the lease in April 1999. In addition to the base rental, the Company is responsible for property taxes, insurance, utilities and repairs and maintenance.

     Sel-Drum Corporation (U.S.A.), Inc. leases its facility from an unrelated party at a base monthly rental approximating $3,200 through the expiration of the lease in October 2001. The base monthly rental includes property taxes.

     Total rent expense for the Company's facilities was $209,821 and $194,679 for the years ended July 31, 1998 and 1997, respectively.

     Total minimum future rental payments required under all non-cancelable leases are approximately as follows:



                Year ending July 31,                 Amount
                -------------------                  ------

                      1999                          $196,000
                      2000                           179,000
                      2001                           175,000
                      2002                            48,000
                                                    --------
                                                    $598,000
                                                    ========

     The amounts included in the minimum future rental payments above for the Company's Canadian facilities have been converted to U.S. dollars using the appropriate period-end exchange rates.

     EMPLOYMENT CONTRACTS

     Employment contracts exist with the President, Vice President - Sales and Vice President - Finance of Sel-Drum International, Inc. as well as the Chairman of the Board of the Company. These contracts provide for minimum annual salaries plus bonuses.

     CONTINGENCIES

     At July 31, 1998, Sel-Drum Corporation was contingently liable for approximately $144,000 related to letters of credit (see Note D).

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------


NOTE I:  COMMON STOCK REPURCHASE AND NON-COMPETITION AGREEMENT
--------------------------------------------------------------

     On February 1, 1998, the Company entered into a common stock repurchase and non-competition agreement with a key employee ("Seller") who owns 345,000 shares of common stock. The agreement provides that the Company shall be obligated to repurchase the common stock from the Seller at various times through August 1, 2000 for $1.00 per share. The agreement also allows the Seller to sell the shares to a third-party if the Seller so desires. In the event that a third-party were to purchase such shares from the Seller, the Company's obligation to the Seller would be reduced accordingly. Pursuant to the common stock repurchase agreement, it is the Company's intention to purchase any of the remaining shares owned by the Seller no later than August 1, 2000 at the price of $1.00 per share specified in the agreement.

     Accounting standards under rules and regulations issued by the Securities and Exchange Commission require that common stock subject to "put rights" (which are exercisable under certain circumstances pursuant to the above cited common stock repurchase agreement) be presented separately from common stock which is not subject to "put rights" in order to distinguish it from permanent capital. At February 1, 1998, management determined that the Company's common stock had a fair market value of $.50 per share. Accordingly, the Company has recorded a liability of $172,500 (345,000 x $.50 per share) in the accompanying consolidated balance sheet at July 31, 1998 and has reduced shareholders' equity by a similar amount.

     As part of the common stock repurchase, the Company also entered into a non-competition agreement with the Seller for a period which the Company expects will last through August 1, 2002. The Company expects to pay a total of $172,500 to the Seller for this non-competition agreement and, accordingly, has recorded an asset to reflect the present value of the expected payments to be made under the agreement. The corresponding liability is set forth in Note E.

     On August 1, 1998, the Company acquired 100,000 shares of common stock from the Seller for $100,000 in accordance with the terms of the agreement cited above.

NOTE J:  STOCK OPTION PLANS
---------------------------

     On November 24, 1995, the Company's shareholders approved the Sel-Drum International, Inc. 1995 Employee and Non-Employee Director Stock Option Plan (the "Plan"). The Plan is designed to attract and retain key employees, directors or advisors of the Company and to encourage them to contribute to the Company's success by providing the opportunity for stock ownership. The Plan provides for the grant of incentive stock options and nonstatutory stock options to key employees, directors and advisors of the Company to purchase up to an aggregate of 500,000 shares of the Company's common stock. The Plan is administered by a Stock Option Committee, which is authorized to determine the recipients of options, the type of options granted, the number of shares subject to each option, the term of each option, exercise prices and other option features. The term of an option may not exceed 5 years where the optionee would thereafter own stock possessing more than 10% of the combined voting power of the common stock (a 10% Shareholder"). The exercise price must at least equal the fair market value of the common stock on the date of the grant of the option, except that if an incentive stock option is granted to a 10% Shareholder, the exercise price shall be no less than 110% of the fair market value of the common stock on the date of the grant of the option. Stock option grants generally have a contractual life of ten years and vest over a period of two years from the grant date.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------


NOTE J:  STOCK OPTION PLANS, Cont'd
---------------------------

     On November 3, 1997, the Company granted a non-incentive stock option to the President of the Company to purchase 250,000 shares of the Company's common stock. The exercise price for the shares subject to this option was equal to the fair market value of the common stock on the date of the grant. This option has a contractual life of five years and vested 100% at the grant date.

     The following table summarizes stock option activity:


                                                                  Weighted-
                                                       Shares     average
                                                      subject     exercise
                                                   to options      price
                                                   ----------     ---------
         Outstanding at July 31, 1997                       -     $  -

         Granted                                      741,000     $0.47

         Outstanding at July 31, 1998                 741,000     $0.47

         Exercisable at July 31, 1998                 413,666     $0.44

     The following table summarizes information about stock options outstanding at July 31, 1998:

                                           Options outstanding                         Options exercisable
                               -------------------------------------------------  -----------------------------
                                                                Weighted-
                                                Weighted-         average                            Weighted-
                                                average          remaining                           average
             Exercise           Shares          exercise        contractual          Shares          exercise
               price          subject to          price          life in           subject to         price
           per share            options         per share          years             options         per share
          ----------          ----------       ----------       ---------         -----------        ---------
           $   .40              250,000          $.40               4.3            250,000            $.40

           $   .50              491,000          $.50               9.8            163,666            $.50
                                -------                                            -------
                                741,000          $.47               7.9            413,666            $.44
                                =======          ====               ===            =======            ====

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------


NOTE J:  STOCK OPTION PLANS, Cont'd
---------------------------

     Pro forma information regarding net income, basic and diluted earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. This disclosure may not be representative of the effects on reported pro forma net income, basic and diluted earnings per share for future years, because of the various vesting schedules of the stock options and the fact that additional awards may be made in the future. The Company's pro forma net income, basic and diluted earnings per share are as follows:


                                                       Year ended
                                                         July 31,
                                                           1998
                                                        ----------

          Pro forma net income                          $  490,780
                                                        ==========
          Pro forma basic earnings per share            $     0.06
                                                        ==========
          Pro forma diluted earnings per share          $     0.06
                                                        ==========




     For purposes of pro forma disclosures, the estimated fair value of a stock option is amortized to expense over the option's vesting period. The fair value of these stock options was estimated at the date of grant using facts and circumstances available to the Company for its common stock, which is thinly traded.

NOTE K:  MAJOR CUSTOMER
-----------------------

     For the year ended July 31, 1998, approximately 22% of net sales were made to one customer. At July 31, 1998 total amounts due from this customer of approximately $278,000 are included in accounts receivable, as reflected in the accompanying consolidated balance sheet.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------


NOTE L:  SEGMENT FINANCIAL INFORMATION
--------------------------------------

     On July 31, 1998, the Company adopted SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments and related disclosures about products and services and geographic areas.

     The Company's two business segments, as further described in Note A, are wholesale distribution and manufacturing. The reportable segments are each managed separately because they offer and provide different products and services.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (see Note A). The Company evaluates segment performance and allocates resources based on profit and loss from operations before income taxes. Identifiable assets are those directly used in the operations of each segment.

     The wholesale distribution segment's activities are carried on in the United States and Canada. The manufacturing segment operates exclusively at the Company's British Columbia, Canada location.

     For the years ended July 31, 1998 and 1997, gross profit attributable to the Company's operations in Canada is net of gross losses of $151,589 and $58,069, respectively, incurred by the Company's manufacturing operation in British Columbia, Canada.

     The following tables present sales and other financial information by geographic region and business segment for the years ended July 31, 1998 and July 31, 1997:

                                                    United States              Canada     Eliminations      Consolidated
                                                    -------------              ------     ------------      ------------
        July 31, 1998:
        --------------
         Sales to unaffiliated customers              $ 9,622,758          $4,708,814  $             -      $ 14,331,572
         Intercompany sales                             1,185,694           3,209,806       (4,395,500)                -
         Gross profit                                   3,188,299             987,442                -         4,175,741
         Operating earnings                             1,113,583            (141,155)               -           972,428
         Identifiable assets                            3,312,930           3,559,255                -         6,872,185
         Capital expenditures                              14,749             131,673                -           146,422
         Depreciation and amortization                     67,109             141,080                -           208,189

        July 31, 1997:
        --------------
         Sales to unaffiliated customers              $11,078,260          $5,541,707  $             -      $ 16,619,967
         Intercompany sales                             1,268,318           3,744,898       (5,013,216)                -
         Gross profit                                   3,611,587           1,321,398                -         4,932,985
         Operating earnings                             1,442,708             178,770                -         1,621,478
         Identifiable assets                            3,846,794           3,849,045                -         7,695,839
         Capital expenditures                                   -              90,341                -            90,341
         Depreciation and amortization                     46,930             140,102                -           187,032

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------

  NOTE L: SEGMENT FINANCIAL INFORMATION, Cont'd
  --------------------------------------

                                                                  Year ended July 31,
                                                            --------------------------------
                                                                  1998              1997
                                                             ------------      ------------
           NET SALES:
             Wholesale distribution                          $ 14,142,226      $ 16,192,508
             Manufacturing                                        189,346           427,459
                                                             ------------      ------------
                                                             $ 14,331,572      $ 16,619,967
                                                             ============      ============

           GROSS PROFIT (LOSS):
             Wholesale distribution                          $  4,327,330      $  4,991,054
             Manufacturing                                       (151,589)          (58,069)
                                                             ------------      ------------
                                                             $  4,175,741      $  4,932,985
                                                             ============      ============

           OPERATING EARNINGS (LOSS):
             Wholesale distribution                          $  1,263,317      $  1,842,361
             Manufacturing                                       (290,889)         (220,883)
                                                             ------------      ------------
                                                             $    972,428      $  1,621,478
                                                             ============      ============

           TANGIBLE ASSETS:
             Wholesale distribution                          $  5,310,649      $  6,340,695
             Manufacturing                                      1,561,536         1,355,144
                                                             ------------      ------------
             Total identifiable assets                          6,872,185         7,695,839
             Non-competition agreement, net                       130,711                 -
                                                             ------------      ------------
                                                             $  7,002,896      $  7,695,839
                                                             ============      ============

           CAPITAL EXPENDITURES:
             Wholesale distribution                          $     95,423           $58,989
             Manufacturing                                         50,999            31,352
                                                             ------------      ------------
                                                             $    146,422      $     90,341
                                                             ============      ============

           DEPRECIATION AND AMORTIZATION:
             Wholesale distribution                          $     93,121      $     71,805
             Manufacturing                                        115,068           115,227
                                                             ------------      ------------
                                                             $    208,189      $    187,032
                                                             ============      ============

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1998 AND 1997
                   ------------------------------------------


NOTE M:  IMPACT OF YEAR 2000 (UNAUDITED)
----------------------------------------

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or operating equipment that have time-sensitive software may recognize a date using "00" as the year 1900 rather than Year 2000. This could result in a computer system failure or miscalculations causing disruptions of operations.

     Management is in the process of assessing which systems will need to be modified or replaced so that they will function properly with respect to dates in the Year 2000 and thereafter. The Company will also initiate formal communications with its significant vendors to determine the extent to which the Company's programs or operating equipment are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The total Year 2000 project cost has not been determined.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

                                    PART III
                                    --------

        The information required by Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) is incorporated herein by reference to the Company's proxy statement to be issued in connection with the Annual Meeting of Shareholders to be held on December 1, 1998, which proxy statement will be filed with the Commission within 120 days after the Company's July 31, 1998 fiscal year end.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

        (a)    See Index to Exhibits

        (b)    Reports on Form 8-K

               No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SEL-DRUM INTERNATIONAL, INC.


Dated:  October 29, 1998                 By:  /s/ Raymond C. Sparks
                                            -----------------------
                                                  Raymond C. Sparks
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature and Title                           Date
        -------------------                           ----


                                                      October 29, 1998
------------------------------------
Robert E. Asseltine, Director


/s/ Brian F. Turnbull                                 October 29, 1998
------------------------------------
Brian F. Turnbull, Director


/s/ Robert M. Orr                                     October 29, 1998
------------------------------------
Robert M. Orr, Director


/s/ John C. Hall                                      October 29, 1998
------------------------------------
John C. Hall
Vice President - Finance
(Principal Accounting Officer)

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

  (9)    VOTING TRUST AGREEMENT

         Not applicable.

  (10)   MATERIAL CONTRACTS

                    (a) Employment Contract dated as of November 1, 1997, between Sel-Drum International, Inc., and Raymond Sparks is incorporated herein by reference to Exhibit 10(a) to the Company's Form 10-QSB for the quarter ended January 31, 1998.

                    (b) Non-Incentive Stock Option Grant granted as of November 3, 1997, by Sel-Drum International, Inc., to Raymond C. Sparks is incorporated herein by reference to Exhibit 10(b) to the Company's Form 10-QSB for the quarter ended January 31, 1998.

                    (c) Form of Redemption Agreement by and between 547118 Ontario Limited, Sel-Drum Imaging Corporation and Sel-Drum International, Inc., is incorporated herein by reference to Exhibit 10(c) to the Company's Form 10-QSB for the quarter ended January 31, 1998.

                    (d) Form of Redemption Agreement by and between Robert Asseltine, Geraldine Asseltine, Sel-Drum Imaging Corporation and Sel-Drum

                         International, Inc., is incorporated herein by reference to Exhibit 10(d) to the Company's Form 10-QSB for the quarter ended January 31, 1998.


                    (e) Insurance Policy Agreement dated February 1, 1998, between Sel-Drum International, Inc., and Brian F. Turnbull is incorporated herein by reference to Exhibit 10(a) to the Company's Form 10-QSB for the quarter ended April 30, 1998.

                    (f) Sel-Drum International, Inc. 1995 Employee and Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-57885).

                    (g) Share Repurchase and Non-Competition Agreement dated as of February 1, 1998, by and among Brien Murtagh, Sel-Drum Imaging Corporation and Sel-Drum International, Inc. is incorporated herein by reference to Exhibit 10(g) to the Company's Registration Statement on Form SB-2 (Registration No. 333-59897).

                    (h) Form of Financial Consulting Agreement between Sel-Drum International, Inc. and Pittsford Capital Markets, Inc. is incorporated herein by reference to Exhibit 10(h) to the Company's Registration Statement on Form SB-2 (Registration No. 333-59897).

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

 *(21)   SUBSIDIARIES OF THE REGISTRANT

  (22)   PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE

         Not applicable.

*(23)    CONSENT OF EXPERTS AND COUNSEL

    (a)  Consent of Mengel, Metzger, Barr & Co. LLP

 (24)    POWER OF ATTORNEY

         Not applicable.

*(27)    FINANCIAL DATA SCHEDULE

         The Financial Data Schedule is included herein as Exhibit 27.

 (99)    ADDITIONAL EXHIBITS

         Not applicable.

---------------------------------
* Exhibit filed with this Report