Form 10QSB
period 1998-10-31
SEL DRUM INTERNATIONAL INC
filed 1998-12-15
CIK 915401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  OCTOBER 31, 1998
                                ----------------

[_]  Transition Report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________to_______________________

        Commission File Number  0-22964
                                --------

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

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:

                          COMMON STOCK, $.01 PAR VALUE
         7,542,500 SHARES ISSUED AND OUTSTANDING AS OF DECEMBER 11, 1998

        Transitional Small Business Disclosure Format (check one:)

  Yes  [_]   No [X]

                                     PART I
                              FINANCIAL INFORMATION


        ITEM 1.       FINANCIAL STATEMENTS.

                      Unaudited Consolidated Balance Sheets as of October 31, 1998 and July 31, 1998

                      Unaudited Consolidated Statements of Income for the three months ended October 31, 1998 and October 31, 1997

                      Unaudited Consolidated Statements of Cash Flow for the three months ended October 31, 1998 and October 31, 1997

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
                      -------------------------------------

ASSETS                                                                            (U.S.$)
CURRENT ASSETS                                               October 31, 1998                  July 31, 1998*
--------------                                               ----------------                  --------------
Cash and Cash Equivalents                                          $   70,459                      $  285,750
Accounts receivable, net                                            1,930,050                       1,826,182
Inventories                                                         3,442,568                       3,457,466
Refundable Income Taxes                                                96,457                         121,155
Deferred Income Tax Benefit                                            34,000                          34,000
Other Current Assets                                                   61,551                         107,751
                                                                    ---------                       ----------
        TOTAL CURRENT ASSETS                                        5,635,085                       5,832,304

PROPERTY
--------
Equipment                                                           1,301,120                       1,332,078
Vehicles                                                               38,757                          38,757
Furniture and Fixtures                                                 67,909                          65,314
Leasehold improvements                                                396,216                         406,696
                                                                    ---------                       ----------
                                                                    1,804,002                       1,842,845
Less accumulated
Depreciation and Amortization                                      (1,050,982)                     (1,024,905)
                                                                    ---------                       ---------
                                                                      753,020                         817,940


OTHER ASSETS
------------
Organization costs, net                                                 6,489                           7,006
Purchased and developed
  technology, net                                                      40,002                          43,258
Non-competition agreement, net                                        130,711                         130,711
Deposits                                                               11,204                          11,593
Loans receivable from related parties                                 155,201                         160,084
                                                                    ---------                       ----------
                                                                      343,607                         352,652
                                                                    ---------                       ----------
                                                                   $6,731,712                      $7,002,896
                                                                   ==========                      ==========

*  Derived from the July 31, 1998 Form 10-KSB

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1: FINANCIAL STATEMENTS
                          ----------------------------
                 UNAUDITED CONSOLIDATED BALANCE SHEETS (CONT'D)
                 ----------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                               (U.S.$)
------------------------------------
CURRENT LIABILITIES                                          October 31, 1998                  July 31, 1998*
-------------------                                          ----------------                  -------------
Bank overdraft                                                  $  225,535                     $   314,104
Notes payable to bank                                              301,628                         311,121
Current portion of long-term debt                                   52,960                         148,263
Accounts payable                                                   477,012                         688,451
Other current liabilities                                          248,574                         136,300
                                                                ----------                     -----------
   TOTAL CURRENT LIABILITIES                                     1,305,709                       1,598,239

OTHER LIABILITIES
-----------------
Long-term debt                                                     243,511                         257,724
Deferred income taxes                                               98,071                          49,913
                                                                ----------                     -----------
                                                                   341,582                         307,637
SHAREHOLDERS' EQUITY
--------------------
Common Stock                                                        76,425                          76,425
Preferred Stock                                                  4,499,805                       4,499,805
Additional paid in capital                                         706,846                         706,846
Cumulative foreign currency
  translation adjustment                                          (373,062)                       (274,643)
Retained Earnings                                                  346,907                         261,087
                                                                ----------                     -----------
                                                                 5,256,921                       5,269,520
Less:  Common stock, subject to "put rights"                      (122,500)                       (172,500)
                                                                ----------                     -----------
                                                                 5,134,421                       5,097,020
Less:  Common stock in Treasury                                    (50,000)                            -
                                                                ----------                     -----------
                                                                 5,084,421                       5,097,020
                                                                ----------                     -----------
                                                                $6,731,712                      $7,002,896
                                                                ==========                      ==========


*  Derived from the July 31, 1998 Form 10-KSB.

                          SEL-DRUM INTERNATIONAL, INC.
                          ----------------------------
                          PART I: FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1: FINANCIAL STATEMENTS
                          ----------------------------
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                                                                                                            (U.S.$)
                                                                                       QUARTER ENDED
                                                                        --------------------------------------------
                                                                                        OCTOBER 31
                                                                        --------------------------------------------
                                                                                1998                  1997
                                                                             ---------                -----------
Net sales                                                                   $3,241,790                $3,688,289
Cost of goods sold                                                           2,275,643                 2,642,735
                                                                             ---------                 ---------
        GROSS PROFIT                                                           966,147                 1,045,554

Selling, operating and general and administrative expenses                     772,224                   790,865
Provision for bad debts                                                         17,858                    18,595
                                                                             ---------                -----------
        INCOME FROM OPERATIONS                                                 176,065                   236,094
Other income (expense):
        Interest Income                                                            308                       196
        Interest Expense                                                       (15,325)                  (18,182)
        Foreign currency transaction gain (loss)                                (2,641)                    5,318
        Fixed Asset Disposal gain (loss)                                           -                         -
                                                                             ---------                -----------
                                                                               (17,658)                  (12,668)
                                                                             ---------                -----------
        INCOME BEFORE INCOME TAXES                                             158,407                   223,426
Income Taxes:
        Current                                                                 72,587                   114,175
        Deferred                                                                   -                         -
                                                                             ---------                -----------
                                                                                72,587                   114,175
                                                                             ---------                -----------
        NET INCOME                                                          $   85,820                $  109,251
                                                                            ==========                ==========

Number of common shares outstanding                                          7,542,500                 7,642,500

Net income per common share                                                 $      .01                $      .01
                                                                            ==========                ==========

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                 ----------------------------------------------

                                                                                                          (U.S.$)
                                                                                   THREE MONTHS ENDED
                                                                           ------------------------------------
                                                                                       OCTOBER 31
                                                                           ------------------------------------
CASH FLOWS - OPERATING ACTIVITIES                                                  1998               1997
---------------------------------                                                  ----               ----
    Net Income                                                                    $ 85,820         $109,251
    Adjustments to reconcile net income to net cash provided from (used for)
    operating activities:
      Provision for bad debts                                                       17,858           18,595
      Depreciation and amortization                                                 58,575           59,799
      Deferred income taxes (credit)                                                48,158            6,663
      Gain on Disposal of Property                                                     -                -
      Changes in certain assets and liabilities affecting operations:
      Accounts receivable                                                         (142,751)          (2,905)
      Inventories                                                                   14,898          345,735
      Other current assets                                                          46,200           16,278
      Deposits                                                                         389            3,094
      Accounts payable                                                            (211,439)        (122,992)
      Income taxes payable                                                          24,698           67,166
      Other current liabilities                                                    112,274          117,232
                                                                                 ----------       ----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                         54,680          617,916

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------
    Purchases of property                                                          (13,445)         (23,618)
                                                                                 ----------       ----------
NET CASH (USED FOR) INVESTING ACTIVITIES                                           (13,445)         (23,618)

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------
    Bank overdraft                                                                 (88,569)             -
    Loans receivable - related parties                                                4,883           4,711
    Short-term borrowings net                                                       (9,493)        (719,168)
    Repayments on long-term debt                                                  (109,516)         (17,191)
    Repurchase of Common Stock                                                     (50,000)         (   -   )
                                                                                 ----------       ----------
NET CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                            (252,695)        (731,648)
Effect of exchange rate changes on cash                                             (3,831)         (14,663)
                                                                                 ----------       ----------
NET (DECREASE) INCREASE IN CASH                                                   (215,291)        (152,013)
Cash and Cash Equivalents at beginning of period                                   285,750        1,084,954
                                                                                   -------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   70,459       $  932,941
                                                                                ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL
-------

        Sel-Drum International, Inc., a New York corporation ("Sel-Drum" or the "Company") is a leading independent distributor of high mortality copier and printer replacement parts and supplies. As one of the largest independent high mortality copier parts distribution companies in North America, Sel-Drum provides a link between parts manufacturers, sellers and buyers. Sel-Drum is also developing strong relationships with suppliers who seek advanced inventory management and order processing.

        Sel-Drum is the successor corporation to Dakota Equities, Ltd., a publicly-held "blind pool." On February 1, 1995, the Company acquired all the outstanding common shares of Sel-Drum Imaging Corporation, the parent corporation of Sel-Drum Corporation, a privately held Canadian corporation which was founded in 1978. Through its Sel-Drum Imaging Corporation subsidiary, the Company has two wholly-owned subsidiaries, Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation. On November 1, 1996, Micron Imaging Corporation and Sel-Drum Corporation combined their operations into one entity, which continued to do business as Sel-Drum Corporation (now the Kelowna Facility). Unless otherwise indicated, all references to "Sel-Drum" or the "Company" include the Company, Sel-Drum Imaging Corporation, Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation.

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

        In late 1997, the Company initiated a strategic plan which was designated to focus on the longer term growth prospects of the Company. This new strategy calls for concentrating on the Company's core business and the existing opportunities within the high mortality copier replacement part and printer part marketplace. The implementation of this strategy includes programs aimed at bolstering the Company's core business. Specifically, the Company is looking at its under-utilization of the Kelowna Facility with a view toward having the Kelowna Facility provide limited remanufacturing support and increased distribution support.

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

        The Company has restated its cost of goods sold to include additional costs associated, directly or indirectly, with product costs. These newly incorporated costs include direct and indirect costs associated with the acquisition of inventory.

        The following table sets forth for each of the periods presented, certain income statement data for the Company expressed as a percentage of net sales.

                                                             Three Months Ended
                                                             ------------------
Statement of Operations Data                     October 31, 1998          October 31, 1997
----------------------------                     ----------------          ----------------
Net Sales                                               100.0%                    100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                                       70.2%                     71.6%
Gross Profit                                             29.8%                     28.4%
Selling, General and Administrative Expenses             23.8%                     21.5%
Provision for Bad Debt                                    0.6%                      0.5%
Income from Operations                                    5.4%                      6.4%
Other Income (Expense)                                    (.5%)                     (.3%)
Income Before Taxes                                       4.9%                      6.1%
Net Income                                                2.6%                      3.0%


        Net sales for the three months ended October 31, 1998 were $ 3,241,790 as compared with $3,688,289 for the three months ended October 31, 1997, a decrease of 12.1%. The decrease in net sales for the three months ended October 31, 1998 is principally the result of the following:

               - General Economic Conditions. To a certain extent the Company's business is counter cyclical. Purchasers of copier, facsimile and printer high mortality replacement parts tend to eschew such purchases in favor of new machine purchases during favorable economic periods. Parts dealers consequently do not require as high order volume and companies such as Sel-Drum experience lower purchase volumes (and therefore lower revenues) from dealers. The Company experienced this trend to a certain degree, particularly during the third and fourth quarters of Fiscal 1998 and during the first quarter of Fiscal 1999.

               - Management Transition. As previously disclosed, the Company spent much of Fiscal 1998 reorganizing management, including restructuring its sales and marketing staffs. This restructuring diverted some of management's attention and contributed to a drop in sales. The Company believes that the restructuring effort commenced in early Fiscal 1998 should prove fruitful during late Fiscal 1999 although no assurances can be given that sales volumes will increase.

               - Movement toward Digital. The movement away from analogue technology toward a digital technology within the copier, facsimile and printer replacement part marketplace created new copier, facsimile and printer products which did not have an immediate need for replacement parts. The

                      Company anticipates that this need will arise during late Fiscal 1999, although no assurance can be given that this will occur.

        Gross profit margin for the three months ended October 31, 1998 was 29.8%, as compared to 28.4% for the same period last year. In absolute dollars, gross profit decreased from $1,045,554 for the three months ended October 31, 1997 to $966,147 for the three months ended October 31, 1998. The decrease in absolute gross profit dollars of $79,407 for the three month period resulted primarily from decreased sales.

        Selling, general, and administrative expenses for the three months ended October 31, 1998 decreased 2.4% from the prior comparable period. This decrease resulted from lower sales commissions due to larger sales volumes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically, the Company has used income generated by operations as well as bank financing to fund these capital needs.

        Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash provided by operating activities for the three months ended October 31, 1998 was $54,680.

        Net cash used for investing activities represents purchases of property in connection with the start up of a facsimile and printer cartridge production operation at the Company's Kelowna, British Columbia facility.

        The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of $3,700,000 (CDN). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases. As of October 31, 1998 outstanding borrowings of $301,628 (U.S.) existed under this arrangement.

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


                                          SEL-DRUM INTERNATIONAL, INC.


Date December 15, 1998                    /s/ Raymond C. Sparks
    ----------------------                --------------------------------------
                                          Raymond C. Sparks, President and CEO



Date December 15, 1998                    /s/ John C. Hall
    ----------------------                --------------------------------------
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

         Not applicable.

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

--------------


* Exhibit filed with this Report