Form 10QSB
period 1999-01-31
SEL DRUM INTERNATIONAL INC
filed 1999-03-17
CIK 915401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  JANUARY 31, 1999
                                ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    OF 1934

For the transition period from                       to
                              ----------------------    ------------------

        Commission File Number  0-22964
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

                                  905-335-2766
                                  ------------
                           (Issuer's telephone number)

       ----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

        State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:

                          COMMON STOCK, $.01 PAR VALUE
          7,542,500 SHARES ISSUED AND OUTSTANDING AS OF MARCH 12, 1999

        Transitional Small Business Disclosure Format (check one:)

  Yes [ ]  No [X]

                                     PART I

                              FINANCIAL INFORMATION

        ITEM 1.     FINANCIAL STATEMENTS.

                    Unaudited Consolidated Balance Sheets as of January 31, 1999 and July 31, 1998

                    Unaudited Consolidated Statements of Income for the three and six months ended January 31, 1999 and January 31, 1998

                    Unaudited Consolidated Statements of Cash Flow for the six months ended January 31, 1999 and January 31, 1998

        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      UNAUDITED CONSOLIDATED BALANCE SHEETS



       ASSETS                                                                  (U.S.$)

       CURRENT ASSETS                                     January 31, 1999               July 31, 1998*
       --------------                                  ------------------------       ---------------------
       Cash and cash equivalents                                $84,844                    $285,750
       Accounts receivable, net                               2,054,585                   1,826,182
       Deferred income taxes                                     34,000                      34,000
       Inventories                                            3,512,963                   3,457,466
       Refundable income taxes                                   60,541                     121,155
       Other current assets                                      57,474                     107,751
                                                       ------------------------       ---------------------
               TOTAL CURRENT ASSETS                           5,804,407                   5,832,304

       PROPERTY
       --------
       Equipment                                              1,389,371                   1,332,078
       Vehicles                                                  38,757                      38,757
       Furniture and fixtures                                    76,098                      65,314
       Leasehold improvements                                   406,164                     406,696
                                                       ------------------------       ---------------------
                                                              1,910,390                   1,842,845
       Less accumulated
       depreciation and amortization                         (1,131,420)                 (1,024,905)
                                                       ------------------------       ---------------------
                                                                778,970                     817,940
       OTHER ASSETS
       ------------
       Organization costs, net                                    6,339                       7,006
       Purchased and developed technology, net                   39,023                      43,258
       Non-competition agreement, net                           130,711                     130,711
       Deposits                                                  11,204                      11,593
       Loans received from related parties                      149,857                     160,084
                                                       ------------------------       ---------------------
                                                                337,134                     352,652
                                                       ------------------------       ---------------------
                                                             $6,920,511                  $7,002,896
                                                       ========================       =====================


     *  Derived from the July 31, 1998 Form 10-KSB

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 UNAUDITED CONSOLIDATED BALANCE SHEETS (CONT'D)



       LIABILITIES AND SHAREHOLDERS' EQUITY                                               (U.S.$)

       CURRENT LIABILITIES                                         January 31, 1999                  July 31, 1998*
       -------------------                                  ---------------------------        -----------------------
       Bank overdraft                                                          $346,936                       $314,104
       Notes payable to bank                                                    529,120                        311,121
       Current portion of long-term debt                                         54,288                        148,263
       Accounts payable                                                         214,579                        688,451
       Other current liabilities                                                213,860                        136,300
                                                              ---------------------------        -----------------------
          TOTAL CURRENT LIABILITIES                                           1,358,783                      1,598,239

       OTHER LIABILITIES
       -----------------
       Long-term debt                                                           230,384                        257,724
       Deferred income taxes                                                    100,533                         49,913
                                                              ---------------------------        -----------------------
                                                                                330,917                        307,637
       SHAREHOLDERS' EQUITY
       --------------------
       Common Stock                                                              76,425                         76,425
       Additional paid-in capital                                               706,846                        706,846
       Preferred Stock                                                        4,499,805                      4,499,805
       Cumulative foreign currency translation adjustment                      (289,850)                      (274,643)
       Retained earnings                                                        410,085                        261,087
                                                              ---------------------------        -----------------------
                                                                              5,403,311                      5,269,520
       Less Common stock, subject to "put rights"                             (122,500)                       (172,500)
                                                              ---------------------------        -----------------------
                                                                              5,280,811                      5,097,020
       Less Common stock in treasury                                            (50,000)                             -
                                                              ---------------------------        -----------------------
                                                                              5,230,811                      5,097,020
                                                              ---------------------------        -----------------------
                                                                             $6,920,511                     $7,002,896
                                                              ===========================        =======================


     *Derived from the July 31, 1998 Form 10-KSB.


                                       -4

                 SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                                                          (U.S.$)
                                                                                       QUARTER ENDED
                                                                        ---------------------------------------------
                                                                                         JANUARY 31
                                                                        ---------------------------------------------
                                                                                  1999                      1998
                                                                        ---------------------       -----------------
       Net sales                                                                 $3,461,092              $3,428,788
       Cost of goods sold                                                         2,537,335               2,424,058
                                                                        ---------------------       -----------------
               GROSS PROFIT                                                         923,757               1,004,730

       Selling, operating and general and administrative expenses                   798,606                 717,348
       Provision for bad debts                                                       14,611                  18,470
                                                                        ---------------------       -----------------
               INCOME FROM OPERATIONS                                               110,540                 268,912

       Other income (expense):
               Interest Income                                                          572                  12,714
               Interest Expense                                                     (12,668)                (16,942)
               Foreign currency transaction gain (loss)                              11,315                 (18,928)
                                                                        ---------------------       -----------------
                                                                                       (781)                (23,156)
                                                                        ---------------------       -----------------
               INCOME BEFORE INCOME TAXES                                           109,759                 245,756

       Income Taxes:
               Current                                                               46,581                  92,590
               Deferred                                                                   -                       -
                                                                        ---------------------       -----------------
                                                                                     46,581                  92,590
                                                                        ---------------------       -----------------
               NET INCOME                                                        $   63,178              $  153,166
                                                                        =====================       =================

       Number of common shares outstanding                                        7,542,500               7,642,500

       Net income per common share                                               $      .01              $      .02
                                                                        =====================       =================


                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                         (U.S.$)

                                                                                    SIX MONTHS ENDED
                                                                      ----------------------------------------------
                                                                                       January 31
                                                                       ----------------------------------------------
                                                                                 1999                       1998
                                                                      --------------------       -------------------
Net sales                                                                     $6,702,882                $7,117,077
Cost of goods sold                                                             4,812,978                 5,012,793
                                                                      --------------------       -------------------
        GROSS PROFIT                                                           1,889,904                 2,104,284

Selling, operating and general and administrative expenses                     1,570,830                 1,562,213
Provision for bad debts                                                           32,469                    37,065
                                                                      --------------------       -------------------
  INCOME FROM OPERATIONS                                                         286,605                   505,006

Other income (expense):
        Interest Income                                                              880                    12,910
        Interest Expense                                                         (27,993)                  (35,124)
        Foreign currency transaction gain (loss)                                   8,674                   (13,610)
                                                                      --------------------       -------------------
                                                                                 (18,439)                  (35,824)
                                                                      --------------------       -------------------
  INCOME BEFORE INCOME TAXES                                                     268,166                   469,182

Income Taxes:
        Current                                                                  119,168                   206,765
        Deferred                                                                       -                         -
                                                                      --------------------       -------------------
                                                                                 119,168                   206,765
                                                                      --------------------       -------------------
        NET INCOME                                                              $148,998                  $262,417
                                                                      ====================       ===================

Number of common shares outstanding                                            7,542,500                 7,642,500

Net income per common share                                                       $  .02                    $  .03
                                                                      ====================       ===================


                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                         PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                      (U.S.$)

                                                                                  SIX MONTHS ENDED
                                                                         ------------------------------------
                                                                                     JANUARY 31
                                                                         ------------------------------------
CASH FLOWS - OPERATING ACTIVITIES                                              1999                  1998
---------------------------------                                        --------------       ---------------
    Net Income                                                               $148,998              $262,417
    Adjustments to reconcile net income to net cash provided from
    (used for) operating activities:

      Provision for bad debts                                                  32,469                37,065
      Depreciation and amortization                                           120,572               104,146
      Deferred income taxes                                                    50,620                42,625
      Gain on Disposal of Property                                                  -                      -
      Changes in certain assets and liabilities affecting operations:
           Accounts receivable                                               (282,891)              261,930
           Inventories                                                        (55,497)               92,775
           Other current assets                                                50,277                 3,582
           Deposits                                                               389                 3,094
           Accounts payable                                                  (473,872)             (441,334)
           Income taxes payable                                                60,614                (2,974)
           Other current liabilities                                           77,560               166,700
                                                                         --------------       ---------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                  (270,761)              530,026

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------
    Purchases of property                                                     (78,106)              (35,507)
                                                                         --------------       ---------------
NET CASH (USED FOR) INVESTING ACTIVITIES                                      (78,106)              (35,507)

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------
    Redemption of preferred shares                                                  -              (175,279)
    Bank overdraft                                                             32,832                     -
    Loans receivable - related parties                                         10,227              (110,717)
    Short-term borrowings net                                                 217,999              (648,797)
    Repayments on long-term debt                                             (121,315)              (51,719)
    Repurchase of Common Stock                                                (50,000)                    -
                                                                         --------------       ---------------
NET CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                         89,743              (986,512)
Effect of exchange rate changes on cash                                        58,218               (39,245)
                                                                         --------------       ---------------
NET (DECREASE) INCREASE IN CASH                                              (200,906)             (531,238)
Cash and Cash Equivalents at beginning of period                              285,750             1,084,954
                                                                         --------------       ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $84,844              $553,716
                                                                         ==============       ===============

                                      -7-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL
-------

        Sel-Drum International, Inc., a New York corporation ("Sel-Drum" or the "Company" is a leading independent distributor of high mortality copier and printer replacement parts and supplies. As one of the largest independent high mortality copier parts distribution companies in North America, Sel-Drum provides a link between parts manufacturers, sellers and buyers. Sel-Drum is also developing strong relationships with suppliers who seek advanced inventory management and order processing.

        Sel-Drum is the successor corporation to Dakota Equities, Ltd., a publicly-held "blind pool." On February 1, 1995, the Company acquired all of the outstanding common shares of Sel-Drum Imaging Corporation, the parent corporation of Sel-Drum Corporation, a privately held Canadian corporation which was founded in 1978. Through its Sel-Drum Imaging Corporation subsidiary, the Company has two wholly-owned subsidiaries, Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation. On November 1, 1996, Micron Imaging Corporation and Sel-Drum Corporation combined their operations into one entity, which continued to do business as Sel-Drum Corporation (now the Kelowna Facility). Unless otherwise indicated, all references to "Sel-Drum" or the "Company" include the Company, Sel-Drum Imaging Corporation, Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation.

        It should be noted that approximately 90% of the Kelowna Facility's remanufactured product is sold directly to the other operating divisions. Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation employ a number of sales agents and telemarketers who directly contact the copier machine dealers throughout North America. There are approximately 5,000 such dealers marketing various brands of copier products. the Company estimates that the potential marketplace for high mortality replacement parts, drums and toner, not controlled by the Original Equipment Manufacturers ("O.E.M's") to be approximately $750 million in North America.

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

        In December 1997, the Company reorganized its sales staff and began implementing this reorganization during the month of January 1998.

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

        At the Annual Meeting of Shareholders of the Company held on December 1, 1998, three nominees were proposed for election as directors. Prior to the vote on the election of directors, Robert E. Asseltine withdrew his name as a nominee. Brian F. Turnbull and Robert M. Orr were elected directors of the Company to serve until the next Annual Meeting of Shareholders and until their successors are elected or appointed and qualify. As of the date of this report, the vacancy created by Mr. Asseltine's withdrawal has not been filled by the Board of Directors.

RESULTS OF OPERATIONS
---------------------

        The Company's results of operations are affected by numerous factors such as general economic conditions, competition and inventory costs. The largest component of the Company's cost of sales is inventory cost, which may vary slightly from period to period based upon timing of purchases and exchange rate fluctuations which indirectly affect the Company's inventory costs.

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


                                                             Three Months Ended               Six Months Ended
                                                             ------------------               ----------------
                                                          January 31,   January 31,     January 31,       January 31,
                                                          -----------   -----------     -----------       -----------
Statement of Operations Data                              1999             1998             1999              1998
----------------------------                              ----             ----             ----              ----
Net Sales                                                100.0%            100.0%           100.0%            100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                                        73.3              70.7             71.8              70.4
Gross Profit                                              26.7              29.3             28.2              29.6
Selling, General and Administrative Expenses              23.1              20.9             23.4              22.0
Provision for Bad Debt                                     0.4               0.5              0.5               0.5
Income from Operations                                     3.2               7.9              4.3               7.1
Other Income (Expense)                                       -              (0.7)            (0.3)             (0.5)
Income Before Taxes                                        3.2               7.2              4.0               6.6
Net Income                                                 1.8               4.5              2.2               3.7



        Net sales for the three months ended January 31, 1999 were $3,461,092 as compared with $3,428,788 for the three months ended January 31, 1998, an approximate increase of 1%. For the six months ended January 31, 1999, net sales were $6,702,882, as compared with $7,117,077 for the six months ended January 31, 1998, a decrease of approximately 6%. The decrease in net sales for the six months ended January 31, 1999 is principally the result of the slow first quarter of Fiscal 1999.

        Gross profit margin for the three months ending January 31, 1999 was 26.7%, as compared to 29.3% for the same period last year. For the six months ended January 31, 1999, gross profit margin was 28.2% as compared to 29.6% for the six months ended January 31, 1998. In absolute dollars, gross profit decreased from $1,004,730 for the three months ended January 31, 1998 to $923,757 for the three months ended January 31, 1999. For the six months ended January 31, 1999, absolute gross profit dollars decreased to $1,889,904 from $2,104,284 for the six months ended January 31, 1998. The decrease in absolute gross profit dollars of $80,973 and $214,380 for the three and six month periods, respectively, resulted primarily from exchange rate fluctuations.

        Selling, general, and administrative expenses for the three months ended January 31, 1999 increased 11.3% from the prior comparable period. As a percentage of net sales, selling, general and administrative expenses increased primarily as a result of staff hiring and depreciation charges related to the purchase of a new computer system. For the six months ended January 31, 1999, selling, general and administrative expenses in absolute dollars increased by $8,617 or 0.6%. The increases for the six-month period resulted primarily from timing of sales commissions and bonuses and increased professional expenses due to the Company's previously stated strategic plan.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically, the Company has used income generated by operations as well as bank financing to fund these capital needs.

        Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash provided by operating activities for the six months ended January 31, 1999 was ($270,761).

        Net cash used for investing activities represents purchases of property in connection with the start up of a facsimile and printer cartridge production operation at the Company's Kelowna, British Columbia facility.

        The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of $3,700,000 (CDN). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases. As of January 31, 1999 outstanding borrowings of $529,120 (U.S.) existed under this arrangement.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On December 1, 1998, the Shareholders of the Company approved the following proposals at the Annual Meeting:

PROPOSAL 1: TO ELECT DIRECTORS TO SERVE UNTIL THE 1999 ANNUAL MEETING:
----------
                                                        Authority
                                  For                   Withheld
                                  ---                   --------

Brian F. Turnbull               6,318,680                2,500

Robert M. Orr                   6,318,680                2,500

PROPOSAL 2: TO APPROVE AND ADOPT A CERTIFICATE OF AMENDMENT OF THE COMPANY'S CERTIFICATE OF INCORPORATION TO EFFECT A REVERSE STOCK SPLIT OF UP TO 0.25-FOR-ONE:

                  For               Against            Abstain
                  ---               -------            -------

               6,318,680             2,500               0

PROPOSAL 3: TO APPROVE AND RATIFY AN AMENDMENT TO THE SEL-DRUM INTERNATIONAL, INC. 1995 EMPLOYEE AND NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN TO INCREASE THE NUMBER OF SHARES AVAILABLE FOR OPTION GRANTS UNDER THE PLAN FROM 500,000 TO 700,000.

                  For               Against            Abstain
                  ---               -------            -------

               6,318,680            2,500               0

PROPOSAL 4: TO APPROVE AND RATIFY THE SELECTION OF MENGEL, METZGER, BARR & CO. LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING JULY 31, 1999:

                  For               Against            Abstain
                  ---               -------            -------

               6,321,180               0                  0

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

                                            SEL-DRUM INTERNATIONAL, INC.

Date    March 17, 1999                      /s/ Raymond C. Sparks
     -----------------------------          ------------------------------------
                                            Raymond C. Sparks, President and CEO

Date    March 17, 1999                      /s/ John C. Hall
     -----------------------------          ------------------------------------
                                            John C. Hall, Vice President-Finance

                                INDEX TO EXHIBITS

  (2)    PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
         SUCCESSION

         Not applicable.

  (3)    (a)        ARTICLES OF INCORPORATION

                    Restated Certificate of Incorporation is incorporated by reference to Exhibit 3 (a) to the Registrant's Form 10-QSB for the quarterly period ended January 31, 1998.

         (b)        BY-LAWS

                    Amended and Restated By-laws are incorporated by reference to Exhibit 3 (b) to the Registrant's Form 10-QSB for the quarterly period ended January 31, 1998.

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

*(27)    FINANCIAL DATA SCHEDULE

         The Financial Data Schedule is included herein as Exhibit 27.

  (99)   ADDITIONAL EXHIBITS

         Not applicable.
------------------------
* Exhibit filed with this Report