Form 10QSB
period 1999-04-30
SEL DRUM INTERNATIONAL INC
filed 1999-06-14
CIK 915401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  APRIL 30,  1999
                              ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
    1934

For the transition period from_________________________to_______________________

        Commission File Number 0-22964
                              ---------

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

                          COMMON STOCK, $.01 PAR VALUE
           7,459,167 SHARES ISSUED AND OUTSTANDING AS OF JUNE 11, 1999

         Transitional Small Business Disclosure Format (check one:)

  Yes [ ] No [X]

                                     PART I
                              FINANCIAL INFORMATION


        ITEM 1.       FINANCIAL STATEMENTS.

                      Unaudited Consolidated Balance Sheets as of April 30, 1999 and July 31, 1998

                      Unaudited Consolidated Statements of Income for the three and nine months ended April 30, 1999 and April 30, 1998

                      Unaudited Consolidated Statements of Cash Flow for the nine months ended April 30, 1999 and April 30, 1998

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


ASSETS                                                         (U.S.$)

CURRENT ASSETS                                    April 30, 1999   July 31, 1998*
--------------                                    --------------   --------------

Cash and cash equivalents                          $   153,051      $   285,750

Accounts receivable, net                             2,406,678        1,826,182

Inventories                                          3,046,163        3,457,466

Deferred income taxes                                   34,000           34,000

Refundable income taxes                                 15,302          121,155

Other current assets                                    65,991          107,751
                                                   -----------      -----------

        TOTAL CURRENT ASSETS                         5,721,185        5,832,304

PROPERTY
--------

Equipment                                            1,513,549        1,332,078

Vehicles                                                38,757           38,757

Furniture and fixtures                                  82,502           65,314

Leasehold improvements                                 420,080          406,696
                                                   -----------      -----------

                                                     2,054,888        1,842,845

Less accumulated

     depreciation and amortization                  (1,223,834)      (1,024,905)
                                                   -----------      -----------

                                                       831,054          817,940

OTHER ASSETS
------------

Organization costs, net                                  6,225            7,006

Purchased and developed technology, net                 38,248           43,258

Non-competition agreement, net                         130,711          130,711

Deposits                                                11,667           11,593

Loans received from related parties                    120,238          160,084
                                                   -----------      -----------
                                                       307,089          352,652
                                                   -----------      -----------
                                                   $ 6,859,328      $ 7,002,896
                                                   ===========      ===========


* Derived from the July 31, 1998 Form 10-KSB

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 UNAUDITED CONSOLIDATED BALANCE SHEETS (CONT'D)


LIABILITIES AND SHAREHOLDERS' EQUITY                          (U.S.$)

CURRENT LIABILITIES                               April 30, 1999   July 31, 1998*
-------------------                               --------------   --------------

Bank overdraft                                      $   103,041     $   314,104

Notes payable to bank                                   206,030         311,121

Current portion of long-term debt                        41,993         148,263

Accounts payable                                        512,341         688,451

Other current liabilities                               242,078         136,300
                                                    -----------     -----------

   TOTAL CURRENT LIABILITIES                          1,105,483       1,598,239



OTHER LIABILITIES
-----------------

Long-term debt                                          225,911         257,724

Deferred income taxes                                   103,816          49,913
                                                    -----------     -----------

                                                        329,727         307,637

SHAREHOLDERS' EQUITY
--------------------

Common Stock                                             76,425          76,425

Additional paid-in capital                              706,846         706,846

Preferred Stock                                       4,499,805       4,499,805

Cumulative foreign currency translation
  adjustment                                           (228,790)       (274,643)

Retained earnings                                       575,664         261,087
                                                    -----------     -----------

                                                      5,629,950       5,269,520

Less Common stock, subject to "put rights"             (122,500)       (172,500)
                                                    -----------     -----------
                                                      5,507,450       5,097,020

Less Common stock in treasury                           (83,332)             --
                                                    -----------     -----------
                                                      5,424,118       5,097,020
                                                    -----------     -----------
                                                    $ 6,859,328     $ 7,002,896
                                                    ===========     ===========


*Derived from the July 31, 1998 Form 10-KSB

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                              (U.S.$)

                                                           QUARTER ENDED
                                                     --------------------------

                                                              APRIL 30
                                                     --------------------------

                                                         1999           1998
                                                     -----------    -----------

Net sales                                            $ 4,303,357    $ 3,757,049

Cost of goods sold                                     3,132,634      2,599,740
                                                     -----------    -----------

        GROSS PROFIT                                   1,170,723      1,157,309



Selling, operating and general and administrative
   expenses                                              837,924        803,309

Provision for bad debts                                   23,024         13,715
                                                     -----------    -----------

        INCOME FROM OPERATIONS                           309,775        340,285

Other income (expense):

        Interest Income                                    1,884          3,748

        Interest Expense                                 (17,725)       (14,300)

        Foreign currency transaction gain (loss)         (37,210)         8,372
                                                     -----------    -----------

                                                         (53,051)        (2,180)
                                                     -----------    -----------

        INCOME BEFORE INCOME TAXES                       256,724        338,105

Income Taxes:

        Current                                           91,145        153,180

        Deferred                                              --             --
                                                     -----------    -----------

                                                          91,145        153,180
                                                     -----------    -----------

        NET INCOME                                   $   165,579    $   184,925
                                                     ===========    ===========


Number of common shares outstanding                    7,459,167      7,642,500


Net income per common share                          $       .02    $       .02
                                                     ===========    ===========


                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                                        (U.S.$)

                                                                   NINE MONTHS ENDED
                                                             ----------------------------
                                                                       APRIL 30
                                                             ----------------------------
                                                                 1999            1998
                                                             ------------    ------------
Net sales                                                    $ 11,006,239    $ 10,874,126

Cost of goods sold                                              7,945,612       7,612,533
                                                             ------------    ------------
        GROSS PROFIT                                            3,060,627       3,261,593



Selling, operating and general and administrative expenses      2,408,754       2,365,522

Provision for bad debts                                            55,493          50,780
                                                             ------------    ------------
  INCOME FROM OPERATIONS                                          596,380         845,291

Other income (expense):

        Interest Income                                             2,764          16,658

        Interest Expense                                          (45,718)        (49,424)

        Foreign currency transaction gain (loss)                  (28,536)         (5,238)
                                                             ------------    ------------
                                                                  (71,490)        (38,004)
                                                             ------------    ------------
  INCOME BEFORE INCOME TAXES                                      524,890         807,287

Income Taxes:

        Current                                                   210,313         359,945

        Deferred                                                       --              --
                                                             ------------    ------------
                                                                  210,313         359,945
                                                             ------------    ------------
        NET INCOME                                           $    314,577    $    447,342
                                                             ============    ============


Number of common shares outstanding                             7,459,167       7,642,500


Net income per common share                                  $        .04    $        .06
                                                             ============    ============


                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                          PART I: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                  (U.S.$)

                                                                             NINE MONTHS ENDED
                                                                        --------------------------
                                                                                  APRIL 30
                                                                        --------------------------
CASH FLOWS - OPERATING ACTIVITIES                                           1999           1998
---------------------------------                                           ----           ----

    Net Income                                                          $   314,577    $   447,342

    Adjustments to reconcile net income to net cash provided from (used for) operating activities:

      Provision for bad debts                                                55,493         50,780

      Depreciation and amortization                                         183,247        150,141

      Deferred income taxes                                                  53,903         44,064

      Gain on Disposal of Property                                               --             --

      Changes in certain assets and liabilities affecting operations:

           Accounts receivable                                             (631,919)       172,673

           Inventories                                                      411,303       (447,239)

           Other current assets                                             147,613         11,524

           Deposits                                                             (74)         6,292

           Accounts payable                                                (176,110)      (294,021)

           Income taxes payable                                                  --         18,279

           Other current liabilities                                        105,778        161,989
                                                                        -----------    -----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                 463,811        321,824

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------

    Purchases of property                                                  (164,658)       (58,763)
                                                                        -----------    -----------

NET CASH (USED FOR) INVESTING ACTIVITIES                                   (164,658)       (58,763)

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------

    Redemption of preferred shares                                               --       (300,375)

    Bank overdraft                                                         (211,063)            --

    Loans receivable - related parties                                       39,846        (51,975)

    Short-term borrowings net                                              (105,091)      (784,000)

    Repayments on long-term debt                                           (138,083)       (63,766)

    Repurchase of Common Stock                                              (83,332)            --
                                                                        -----------    -----------
NET CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                     (497,723)    (1,200,116)

Effect of exchange rate changes on cash                                      65,871        (82,967)
                                                                        -----------    -----------
NET (DECREASE) INCREASE IN CASH                                            (132,699)    (1,020,022)

Cash and Cash Equivalents at beginning of period                            285,750      1,084,954
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   153,051    $    64,932
                                                                        ===========    ===========


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

        On January 15, 1998, the Company repurchased 172 shares of Class C and 241 shares of Class D Preferred Stock in the Company's Sel-Drum Imaging Corporation subsidiary held by two of the Company's principal shareholders. The total purchase price was $300,000, of which approximately $175,000 was delivered during the quarter ended January 31, 1998, and approximately $125,000 was delivered during the quarter ended April 30, 1998. The Company does not anticipate funding additional repurchases of Sel-Drum Imaging Corporation's Preferred Stock at any time in the foreseeable future.

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

        During the first four months of 1999, the Company purchased an aggregate of 125,000 shares of the Company's Common Stock from a former consultant to the Company at $.40 per share. The total purchase price was $50,000, of which $33,333 was delivered during the quarter ended April 30, 1999, with the balance of $16,667 to be delivered during the quarter ended July 31, 1999.

        On June 2, 1999, the Kelowna Facility received ISO 9002 certification. ISO 9002 is an international quality standard recognized by suppliers, distributors and manufacturers as a benchmark for quality assurance.

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

                                   Three Months Ended       Nine Months Ended
                                   ------------------       -----------------
                                 April 30,    April 30,    April 30,   April 30,
                                 ---------    ---------    ---------   ---------
Statement of Operations Data       1999         1998         1999        1998
----------------------------       ----         ----         ----        ----
Net Sales                         100.0%       100.0%       100.0%      100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                 72.8%        69.2%        72.2%       70.0%
Gross Profit                       27.2%        30.8%        27.8%       30.0%
Selling, General and               19.5%        21.4%        21.9%       21.8%
Administrative Expenses
Provision for Bad Debt              0.5%         0.3%         0.5%        0.4%
Income from Operations              7.2%         9.1%         5.4%        7.8%
Other Income (Expense)             (1.2%)       (0.1%)       (0.6%)      (0.4%)
Income Before Taxes                 6.0%         9.0%         4.8%        7.4%
Net Income                          3.8%         4.9%         2.9%        4.1%



        Net sales for the three months ended April 30, 1999 were $4,303,357 as compared with $3,757,049 for the three months ended April 30, 1998, an increase of 14.5%. For the nine months ended April 30, 1999, net sales were $11,006,239, as compared with $10,874,126 for the nine months ended April 30, 1998, an increase of 1.2%. The increase in net sales for the three months and nine months ended April 30, 1999 is due primarily to improved parts sales into both the United States and Canada.

        Gross profit margin for the three months ending April 30, 1999 was 27.2%, as compared to 30.8% for the same period last year. For the nine months ended April 30, 1999, gross profit margin was 27.8% as compared to 30.0% for the nine months ended April 30, 1998. This drop in gross margin as a percentage of sales was due to unfavorable currency fluctuations coupled with increased competitive pricing conditions with customers. In absolute dollars, gross profit increased from $1,157,309 for the three months ended April 30, 1998 to $1,170,723 for the three months ended April 30, 1999. For the nine months ended April 30, 1999, absolute gross profit dollars decreased to $3,060,627 from $3,261,593 for the nine months ended April 30, 1998. The increase in absolute gross profit dollars of $13,414 for the three month period resulted from a positive sales volume variance of $148,622 and a negative gross margin variance of $135,208. The decrease in absolute gross profit dollars of $200,966 for the nine month period resulted primarily from a positive sales volume variance of $36,727 and a negative gross margin variance of $237,693.

        Selling, general, and administrative expenses for the three months ended April 30, 1999 increased $34,615 or 4.3% from the prior comparable period. For the nine months ended April 30, 1999, selling, general and administrative expenses in absolute dollars increased by $43,232 or 1.8%. Selling, general, and administrative expenses were 19.5% of net sales for the three month period ended April 30, 1999 as compared to 21.4% for the same period last year. Foreign currency adjustments for the three months ended April 30, 1999 amounted to an expense of $37,210 against income of $8,373 for the same period last year. For the nine month period ended April 30, 1999, selling, general, and administrative expenses were 21.9% of net sales as compared to 21.8% for the nine month period ended April 30, 1998. Foreign currency adjustments for the nine month period amounted to an expense of $28,536 for April 30, 1999 compared to an expense of $5,238 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

        Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash provided by operating activities for the nine months ended April 30, 1999 was $463,811.

        On May 5, 1999, the Company renewed a revolving demand loan arrangement with the National Bank of Canada in the amount of $3,700,000 (CDN). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases. As of April 30, 1999, outstanding borrowings of $127,023 (U.S.) existed under this arrangement.

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

         Management has initiated an enterprise-wide program to prepare the Company's computer systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare the systems for the year 2000. The Company is expending significant resources to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. The Company expects to spend as much as $250,000 in order to get the systems ready for processing in the year 2000. Much of this outlay will be for new computer equipment and a new core data processing system, which will be capitalized and amortized over five and three years respectively. The core system purchased by the Company is a state-of-the-art in-house, client/server based system. In addition to being Year 2000 ready, the new processing system will result in immediate cost savings compared with the existing system. The Company does not expect the amount required to be expensed over the next three to five years to have a material effect on its financial position or results of operations. Cost savings from the new system are expected to completely offset the entire expenditure within three years.

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

        The Company has installed new equipment and software and anticipates that the system will go live on September 1, 1999.

        To the extent possible, the Company has also evaluated the systems of its major business partners and suppliers of products and services. The Company has sent out a letter to its major suppliers of products and services. The Company has received a majority of responses from these parties and notes no significant Year 2000 issues.

                                     PART II
                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

        As previously reported in the Company's Form 10-QSB for the quarter ended January 31, 1997, the Company was served with a lawsuit by a former sales agent. On May 18, 1999, the Company settled the claim for an immaterial dollar amount.

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


                                     SEL-DRUM INTERNATIONAL, INC.


Date    June 14, 1999                /s/ Raymond C. Sparks
                                     ------------------------------------
                                     Raymond C. Sparks, President and CEO



Date    June 14, 1999                /s/ John C. Hall
                                     --------------------------------------
                                     John C. Hall, Vice President - Finance

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