Form 10KSB
period 1999-07-31
SEL DRUM INTERNATIONAL INC
filed 1999-10-29
CIK 915401

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended JULY 31, 1999
                          -------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

The Issuer's revenues for the year ended July 31, 1999 were $ $14, 631,235.

As of October 27,1999 there were 7,417,500 outstanding shares of Common Stock, $.01 par value. The aggregate market value of the voting stock of the registrant held by non-affiliates on October 27, 1999 based on the average bid and asked price on such date was $172,496.

ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

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

        Sel-Drum is a leading independent distributor of high mortality copier and printer replacement parts and supplies. As one of the largest independent high mortality copier parts distribution companies in North America, Sel-Drum provides a link between parts manufacturers, sellers and buyers. Sel-Drum is also developing strong relationships with suppliers who seek advanced inventory management and order processing. Through its strategic alliance with Densigraphix Kopi inc.("Densigraphix"), the Company strengthened its hold in the toner segment of the market and positioned itself for a year of strong growth in the US market. Please see below for more details on this transaction.

        Through its Sel-Drum Imaging Corporation subsidiary, the Company has two wholly-owned subsidiaries, Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation. Unless otherwise indicated, all references to "Sel-Drum" or the "Company" include the Company, Sel-Drum Imaging Corporation, Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. It should be noted that approximately 95% of the Kelowna Facility's refurbished products are sold directly to the other operating divisions. Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation employ a number of sales agents and telemarketers who directly contact the copier machine dealers throughout North America. There are approximately 7,000 such dealers marketing various brands of copier products. The Company estimates that the potential marketplace for high mortality replacement parts, drums and toner, not controlled by the Original Equipment Manufacturers ("O.E.M's") to be approximately $750 million in North America.

        The Company's primary business is the distribution of high mortality copier and printer replacement parts and toners. The Company also refurbishes facsimile and laser printer and fax cartridges. During the course of last year, the Company discontinued its drum manufacturing activities. This decision was motivated by a change in technology and did not effect the Company's operations as it had been ready to use the appropriate facilities for its cartridges refurbishing activities. The technology and equipment affiliated with the drum manufacturing operations have been written off and as of the year ended July 31, 1999, a loss of $394,006 was recorded against earnings. To be able to offer an integrated service comprehending both a product component and a value added technological component, the Company has been offering for the past months, through its Burlington office, specialized technical connectivity (net-working) software services. The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. Outside of North America, the Company is represented by several distributors with their sales accounting for less than 5% of the total revenues.

        On March 7, 1997, the Company and certain principal shareholders terminated discussions with JRCS Corp. regarding the sale of substantially all of the outstanding capital stock of the Company.

        On October 29, 1997, the Company hired Raymond C. Sparks as its Chief Executive Officer and President, replacing Brian Turnbull who had agreed to remain with the Company as a full-time consultant.

        In December 1997, the Company reorganized its sales staff and began implementing this reorganization during the month of January 1998. As expected, as a result of this reorganization of sales staff, sales were flat during Fiscal 1998.

        On January 15, 1998, the Company began funding a repurchase of 172 shares of Class C and 241 shares of Class D Preferred Stock in the Company's Sel-Drum Imaging Corporation subsidiary held by two of the Company's former principal shareholders. The total purchase price was $300,000, of which approximately $175,000 was delivered during the quarter ended January 31, 1998, and approximately $125,000 was delivered during the quarter ended April 30, 1998.

        In late 1997, the Company initiated a strategic plan which was designated to focus on the longer term growth prospects of the Company. This new strategy called for concentrating future efforts to take advantage of the perceived potential financial returns presented by existing opportunities within the high mortality copier replacement part and printer part marketplace. In line with its aim of bolstering the Company's core business, the Company signed a cartridge sales contract in January 1999 with an important authorized dealer thus taking advantage of the under-utilized Kelowna Facility refurbishing and distribution capacity. The second tier of the contract, increasing the number of cartridges processed in the Kelowna Facility, took effect in early September 1999. The profitability of the Kelowna Facility is presently dependent on this contract which can be cancelled on three months notice. At present, the Company has no indication that such a cancellation could be forthcoming.

        In the course of the implementation of its strategic plan which included seeking acquisition candidates, the Company contacted Densigraphix of Montreal, Quebec, a company specialized in the toner and cartridge distribution business, which already distributed some of Sel-Drum's products. In view of the complementary nature of the businesses and the compatible management philosophies, an agreement was reached between the principal shareholders and related parties of the Company whereby, C. Cotran Holding inc., a private company wholly-owned by Camille Cotran, purchased all of the shares held by Sel-Drum's principal shareholders and related parties. Following this transaction, C. Cotran Holding inc. holds 97% of the Common Stock of the Company.

        The third component of the strategic plan was to study the possibility of seeking a listing on the Chicago Stock Exchange, the Nasdaq SmallCap Market or a national or other regional exchange. Although not pursued during the past year in view of its acquisition by C. Cotran Holding inc., this goal remains at the forefront of the Company's development strategy.

        A new computer system was introduced in 1999. Training is completed. The Company is now in a good position to take advantage and develop a full functionality of the system.

        On July 30, 1999, Brian Turnbull and Robert Asseltine, the principal shareholders of the Company, and other parties related to them, disposed of all of their shares of Common Stock in the Company. On July 6, 1999, Messrs. Turnbull and Asseltine delivered an executed original Term Sheet (the "Term Sheet") among themselves, C. Cotran Holding inc. and Densigraphix ("the Purchasers"). Pursuant to the Term Sheet, Messrs. Asseltine and Turnbull agreed to sell to the Purchasers all of the Company's Common Stock beneficially held by them at a price of $.40 US per share. Additionally, Messrs. Asseltine and Turnbull agreed to deliver and sell to the Purchasers an additional 1,119,000 shares of Common Stock held by family members or related parties. The Term Sheet further provided for the Purchaser's acquisition of all outstanding shares of Preferred Stock held by Messrs. Asseltine and Turnbull (or their affiliates) in the Company's Sel-Drum Imaging Corporation subsidiary at a price of $457.90 US per share.

        The proposed transaction was contingent upon several items including but not limited to: the repayment of indebtedness to the Company owed by related parties (approximately $159,820 US is owed by two corporations controlled by Mr. Turnbull); the resignation of current members of the Board of Directors and the execution of a definitive agreement.

        A Stock Purchase Agreement (the "Agreement") was executed on July 30, 1999 with respect to the shares of Common Stock between C. Cotran Holding inc., a company incorporated under the laws of Canada and Robert E. Asseltine, 547118 Ontario Limited represented by Brian F. Turnbull and the other selling shareholders of the Company, and with respect to the Preferred Stock of Sel-Drum Imaging Corporation, the parties to the Agreement are Densigraphix, a company incorporated under the laws of Canada and Robert E. Asseltine, Geraldine Asseltine and 547118 Ontario Limited.

        The Agreement provided for the acquisition of 97% of the issued and outstanding Common Stock of the Company by C. Cotran Holding inc. and all of the outstanding Preferred Stock of Sel-Drum Imaging Corporation by Densigraphix. Subject to post-closing adjustments, the aggregate purchase price for the Common Stock and Preferred Stock was $5,702,472 US.

        The National Bank of Canada (the "Bank") agreed to make available a global financing in the amount of $6,000,000.00CDN for the acquisition of the Company through C. Cotran Holding inc., Densigraphix and Sel-Drum Corporation. To secure the payment of various loans made for the purpose of the acquisition, the 0ffer of Financing by the Bank provides for certain undertakings by the Company, C. Cotran Holding inc., Densigraphix, Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. which include a moveable hypothec with delivery (pledge) of all the shares of the Company owned or to be owned by each of the respective borrowers.

Company Strategy
----------------

        Through flexibility in sourcing as well as customer service, the Company continually strives to be a reliable, innovative and cost-effective provider of high mortality copier and facsimile component products to the approximately $750 million per year market in North America.

        The Company's focus in the next year will be on the sale of toners in the US, taking advantage of the synergies created by the strategic alliance with Densigraphix. The Company will remain attentive to opportunities in the European and Asia-Pacific regions and take advantage of communications established through its Website. The Company's strategy for the next year is to consolidate and reorganize certain operations to fully benefit from its strategic alliance with Densigraphix. Significant progress was achieved as to the main objectives of the Company:

- Provide high quality products and superior customer service. The Company has experienced a very low rate of customer returns as it monitors its sales force and the quality of its products on a continuous basis. The Company intends to continue its strategy of demanding high quality from its vendors.

- Improve refurbishing flexibility. The Company's refurbishing facility in Kelowna, British Columbia (the "Kelowna Facility") obtained its ISO 9002 certification in June 1999. New contracts have permitted a more efficient use of its capacity.

- Establish integrated data system. To date, the basic functions of an integrated system have been successfully implemented as planned and within the budget. The Company is now in a position to benefit from the increased flexibility provided by this new system. The implementation of additional functions is planned in the course of the year. No assurances can be given that such functions will be implemented or if implemented will be successful.

- Customers have access to the Company's Website. Orders are channeled through the sales representatives.

- The Company has just completed a major transaction and will seek the full benefits of its alliance with Densigraphix through consolidation of certain operations or reorganization of certain functions. At this date, the Company has not yet established definitive plans in that regard.

- In order to position itself advantageously, management intends to consolidate certain operations or reorganize certain functions prior to refocusing its effort on obtaining listing on the Nasdaq SmallCap Market system, a regional or national exchange. The Company's management recognizes that it is substantially more difficult for investors to dispose of securities or to obtain accurate quotations as to securities in the OTC Bulletin Board Service. To date, the Company does not meet the necessary minimum bid price per share or public float criteria required for getting its shares listed on an exchange. As part of an overall strategy to be developed within its alliance with Densigraphix, the Company may seek listing on a regional or national exchange. There can be no assurance that any application will be approved or that a market for the Common Stock will be obtained.

        As a result of the Company's strategic alliance with Densigraphix, its strategy to promote superior customer service, increase sales in the US and outside of North America and pursue the development of its integrated data system, the Company believes it is well positioned to increase sales and profitability. The Company's strategy is subject to certain conditions outside of its control and no assurances can be given that the Company will be successful in implementing any or all of its corporate objectives. See "Investment Considerations."

Copier, Facsimile, and Printer Parts Distribution
-------------------------------------------------

        Management believes Sel-Drum is one of the largest independent North American distributors of high mortality copier parts, drums, toner and related supplies, serving both the commercial, institutional and general copier after-markets through authorized and independent dealers. Product lines distributed by Sel-Drum include a variety of other supplies. Sel-Drum purchases these new parts from suppliers for its own account and resells such parts to its customers, which include authorized and independent dealers and other distributors. Sel-Drum purchases its generic toner almost exclusively from Densigraphix. The terms and conditions under which such purchases are made have been reviewed by the Board of Directors to ensure that these terms and conditions are fair and at least as advantageous as those Sel-Drum could have obtained if it has dealt at arms' length with a third party.

        The Company distributes high mortality copier parts from customer service centers located throughout North America, and to a limited extent in Europe and the Asia-Pacific region. In the immediate future, the Company intends to focus its efforts on developing its sales of toner in the US markets building on the synergies deriving from its strategic alliance with Densigraphix. Already, prior to the transaction, Densigraphix was a significant distributor of toner to the reprographics industry. As well, the Company marketed some of the Densigraphix toners outside of Quebec. Field sales representatives located in regions throughout North America call upon current and potential customers on a regular basis to solicit orders and provide product and operational information. Each service center is staffed to receive and process telephone, facsimile and mail orders. A majority of the parts distributed by the Company are located in its Buffalo, New York warehouse complex, with the remaining parts distributed from the Company's Burlington, Ontario and Kelowna, British Columbia facilities. To date, sales outside of North America account for less than 5% of total sales.

        Management believes that this diversity distinguishes Sel-Drum from most other distributors which carry a narrower range of products. Over 2,500 unique part numbers are sold to approximately 4,500 customers. Refurbished cartridges for the facsimile and printer market were introduced in August 1995. Many of these products are marketed by the copier dealers already marketing the Company's products. It is estimated that 75 million cartridges will be sold to the North American market by all North American distributors in 1999, and approximately 25 million of these will be re-charged units.

        Through its Kelowna Facility, the Company markets refurbished cartridge products to the industry's dealers, vendors and resellers in North America.

Sales and Marketing
-------------------

        The Company markets and inventories a line of 2,500 high mortality replacements parts, toner, coin-ops for copier and vending machines, keycounters, key pads and other related accessories and refurbished facsimile and printer cartridges. Sel-Drum emphasizes breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications. Sel-Drum's parts distribution operations serve the different requirements of both the commercial copier and the general copier after-market sectors.

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

Employees
---------

        At July 31, 1999, Sel-Drum employed approximately 93 full time employees located in the United States and Canada up from 68 as at 1998 year-end. The additional employees were recruited mostly to service the increase in contractual obligations at the Kelowna Facility. The Company has no employees represented by unions. The Company believes that its relationship with its employees is satisfactory.

Forward-Looking Information
---------------------------

        This document contains, and other materials filed or to be filed by the Company with the Commission which are incorporated by reference herein, as well as information included in oral statements or other written statements made or to be made by the Company, contain or will contain or include, disclosures which are forward-looking statements within the meaning of Section 27A of the Securities Act of 1934, as amended (the "Act"), and Section 21E of the Exchange Act. Such forward-looking statements address, among other things, strategic initiatives (including plans for enhancing the Company's business through new acquisitions, information technology systems, sales strategies, market growth plans, margin enhancement initiatives, capital expenditures, and financing sources). Such forward-looking information is based upon management's current plans or expectations and is subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results. These uncertainties and risks include, but are not limited to, those relating to successfully managing a program to acquire and integrate new companies, including technical services risks and uncertainties relating to conducting operations in a competitive environment; delays, technological changes, management transitions and employment issues; debt service requirements (including sensitivity to fluctuation in interest rates and foreign currency); and general economic conditions. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of the Company.

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

        Common Stock Eligible for Resale. Of the 7,417,500 shares of Common Stock presently outstanding, over 7,165,680 shares are "restricted securities" and under certain circumstances may be sold in compliance with Rule 144 adopted under the Securities Act. Future sales of such shares are likely to depress the market price of the Company's Common Stock, which would have an adverse effect on the value of the Company's securities.

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

       Management Transition; Dependence Upon Key Personnel. The Company's success will depend in large measure on the efforts of key senior management. Mr. Camille Cotran became Chief Executive officer of the Company replacing the Company's founder, Brian F. Turnbull who retired on July 30, 1999. Mr. Raymond
C. Sparks remains as President of the Company. Furthermore, the Company now benefits from the knowledge and experience of Densigraphix's specialized personnel. With the alliance with Densigraphix, the Company has therefore become less dependent on a few individuals.

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

        Competition. The high mortality copier parts business is highly competitive. The Company believes that competition in the industry is based principally upon experience, quality, prices and the ability to meet customer delivery requirements. Prior competition in the industry affects the Company's ability to increase prices on certain products and, in some cases, subjects the Company to pressure from its customers to reduce prices. While recently committing its efforts to improve its refurbishing and assembly processes to permit the Company to reduce costs through operating efficiencies, thereby improving profitability, there can be no assurances that these efforts will serve to improve productivity and profitability. Additionally, some of the Company's competitors have greater financial resources than the Company and there can be no assurance that the Company will be able to compete effectively with these competitors.

        Control by Management. C. Cotran Holding inc., whose sole shareholder is Camille Cotran, holds approximately 97% of the Common Stock of the Company. As a result, C. Cotran Holding inc. is in a position to control the management and policies of the Company, including, but not limited to, electing or removing the Company's Board of Directors, changing the core business of the Company, causing or restricting the sale of the Company, causing the Company to engage in transactions with affiliated companies and controlling the Company's dividend policy.

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

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

        As of July 31, 1999, the Company was utilizing approximately 45,300 square feet of warehouse and manufacturing space and approximately 6,700 square feet of office, administrative, training and sales space. The Company believes that its properties are adequate for its needs. Information with respect to the principal facilities used by Sel-Drum is set forth below:

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

(3) The Kelowna Facility occupies two properties, one owned by a former director Robert Asseltine and the other by a third party. The property owned by Mr. Asseltine is leased by the Company through July 2001 and has an annual rent of approximately $52,000. The other property is leased by the Company through April 2002 at an annual rent of $22,000.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

        As of July 31, 1999, there are no known material legal proceedings against the Company or any of its officers and directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

        No matters were submitted to a vote of the security holder during the fourth fiscal quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

        The Common Stock of the Company began trading on the OTC Bulletin Board June 20, 1995 under the symbol "SDUM". The OTC Bulletin Board is an NASD sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq system. The OTC Bulletin Board has only recently been introduced as an alternative to "pink sheet" trading of over-the-counter securities. Consequently, the liquidity and stock price of the Company's securities in the secondary market may be adversely affected. There is no assurance that a regular trading market will develop for any of the Company's securities or that, if developed, any such market will be sustained. The range of high and low bid quotations for the Company's Common Stock for the last two Fiscal Years were obtained from the NASD and are provided below. The volume of trading in the Company's Common Stock has been limited and the bid prices reported may not be indicative of the value of the Common Stock or the existence of an active trading market.

                                                  COMMON STOCK PRICE
                 First Quarter           Second Quarter           Third Quarter            Fourth Quarter
              High          Low        High         Low         High          Low        High         Low
Fiscal       $0.375       $0.375       $0.375     $0.375      $0.375         $0.375     $0.375      $0.315
1999

Fiscal       $0.125       $0.0625      $0.50      $0.07       $0.53125       $0.375     $0.87       $0.3125
1998

        On October 15, 1999 there were approximately 359 holders of record of the Company's common stock. The number of shares outstanding was 7,417,500.

        The Company has not paid a dividend with respect to its Common Stock nor does the Company anticipate paying dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
--------------------------------------------------------------------

        The Company markets and distributes a line of 2,500 high mortality replacement parts, Drums, toner, facsimile and printer cartridges. The replacement parts are principally manufactured in Japan and Germany, many exclusively to the Company's specifications. Facsimile and printer cartridges are manufactured for the Company for distribution to the copier dealer market in North America by its Kelowna Facility.

Results of Operations
---------------------

        The Company's results of operations are affected by numerous factors such as general economic conditions, competition and inventory costs. The largest component of the Company's cost of sales is inventory cost, which may vary slightly from period to period based upon timing of purchases which indirectly affect the Company's inventory costs.

        During Fiscal 1999, the Company discontinued its drum operations at its Kelowna Facility. Information relating to the discontinued operations for the years ended July 31, 1999 and 1998 have been shown separately but 1997 and 1996 have not been restated.

The following table sets forth for each of the periods presented, certain income statement data for the Company expressed as a percentage of net sales.

                                                                           Years Ended
                                                                           -----------
Statement of Operations Data                                1999              1998            1997
----------------------------                                ----              ----            ----
Net Sales                                                 100.0%            100.0%          100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                                         72.1%             69.8%           70.3%
Gross Profit                                               27.9%             30.2%           29.7%
Selling, General and Administrative Expenses               22.6%             22.1%           19.5%
Provision for Bad Debt                                       .9%               .2%             .5%
Income from Operations                                      4.4%              7.8%            9.7%
Other Income (Expense)                                     (.4)%             (.7)%           (.7)%
Income from continuing operations before Taxes              4.0%              7.1%            9.0%
Net Income from continuing operations                       2.4%              4.2%            5.8%
Discontinued operations                                   (2.7)%             (.5)%               -
Net Income                                                 (.3)%              3.7%            5.8%
                                                           =====              ====            ====


YEAR ENDED 1999 COMPARED TO YEAR ENDED 1998
-------------------------------------------


        Net sales for the year ended July 31, 1999 were stable at $14.6 million as compared with $14.1 million for the year ended July 31, 1998. The flatness in sales is the result of the following factors:

    - General Economic Conditions. To a certain extent the Company's business is counter cyclical. Purchasers of copier, facsimile and printer high mortality replacement parts tend to eschew such purchases in favor of new machine purchases during favorable economic periods. Parts dealers consequently do not require as high order volume and companies such as Sel-Drum experience lower purchase volumes (and therefore lower revenues) from dealers. The Company experienced this trend to a certain degree during Fiscal 1999.

    - Movement toward Digital. The movement away from analogue technology toward a digital technology within the copier, facsimile and printer replacement part marketplace created new copier, facsimile and printer products which did not have an immediate need for replacement parts.

    - Competition. In the last twelve months the industry has witnessed a consolidation process within the dealers network as well as the introduction of more aggressive programs by the Office Equipment Manufacturers. These two factors account for a more competitive market which impacts on sales.

        However, for the year to come, the Company anticipates that the strategic alliance with Densigraphix will open up U.S. markets for sales of toner products. As a result, the Company foresees a possible increase in sales for Fiscal 2000, although no assurance can be given that this will occur.

        The Company's distribution centers in Burlington, Ontario (Canada) and Buffalo, New York (USA) showed gross profit margins during the fiscal year ended July 31, 1999 on a combined basis of 29%. The margins at the Company's Kelowna Facility, showed a gross profit in absolute dollars of approximately $200,000 compared to a negative margin of approximately $60,000 for Fiscal 1998 as a result of the Company using the Kelowna Facility to remanufacture cartridges instead of relying upon third party suppliers as was done historically.

        Gross profit margin for the year ended July 31, 1999 was 27.9%, as compared to 30.2% for Fiscal 1998. The decrease in gross margin is the result of the negative impact of the exchange rate between the Canadian and the U.S. dollars in the first two quarters as well as the increased competitiveness of the market previously mentioned.

        Selling, general, and administrative expenses for the year ended July 31, 1999 increased 6.4% from the prior comparable period. The increase resulted from sales salaries due to some addition to the sales force, as well as increased professional fees incurred in the acquisitions research process and in work on special corporate projects.

        As a result of the foregoing, net income from continuing operations was $344,141 for Fiscal 1999, a decrease of $248,630 in absolute dollars from the previous year. In addition during the year, the Company decided to discontinue its drum recoating division in Kelowna because of the historic losses and decrease in sales. As a result, a non-recurring loss net of taxes of $394,006 was recorded, bringing the results for Fiscal 1999 to a net loss of $49,865. The abandonment of the business segment has been accounted for as discontinued operations and, accordingly the results of operations have been excluded from continuing operations for Fiscal 1999 and 1998.

YEAR 2000 COMPLIANCE ISSUES
---------------------------


        An issue affecting the Company and others is the inability of many computer systems and applications to process the year 2000 date change and the leap year 2000. Many currently installed computer systems and software applications are coded to accept only two digit entries in the date code field. These date code fields will need to accept entries to distinguish 21st century dates from 20th century dates. The inability to recognize or properly treat the year 2000 may cause our systems and applications to process critical financial and operational information incorrectly.

        The Company has invested approximately $177,000 to change its computer system in order to be year 2000 compliant. An amount of $149,000 has been capitalized and the Company expects to be within its budget of $200,000 by the time the implementation is completed in connection with hardware and software upgrades relative to the establishment of an integrated data system.

        INTERNAL SYSTEMS

               After evaluating the Company's internal computer systems, it was decided to change the whole system in order to be year 2000 compliant.

               The Company is now in the final phase of implementing it's new computer system which is certified by the supplier to be year 2000 compliant.

        OUTSIDE VENDORS AND CUSTOMERS

               Disruptions with respect to the computer systems of vendors or customers, which are outside the Company's control, could impair the Company's ability to obtain products and services or conduct business with our customers.

               The Company has sent year 2000 issue questionnaires to its significant suppliers. Although the responses received do not indicate any significant year 2000 issues, there is no assurances that all significant suppliers and customers will take the necessary steps to ensure that their respective systems will be protected against the year 2000 issue or that even if such steps are taken, they will be successful.

        PRODUCTS

               The products and services offered by the Company are year 2000 compliant and will accommodate the year 2000 date change.

        SUMMARY

               There is no assurance that any year 2000 issue - related precautions with respect to internal information technology systems or products will eliminate the numerous and varied risks associated with the year 2000 date change.

Liquidity and Capital Resources
-------------------------------

        The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

        Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash provided by operating activities showed an improvement for the year ended July 31, 1999 at $783,590 compared to $462,587 for the previous year. The non-recurring loss on discontinued operations did not have an impact on the working capital. The Company's arrangements with its North American customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with overseas customers are generally on a letter of credit basis. Due to the Company's expansion strategy, management believes that the Company's working capital requirements will increase.

        The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of $2,463,460 (U.S.). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases.

        Cash flow from operations coupled with cash flow generated by bank financing has provided the Company with the cash necessary to meet its cash requirements. The Company has invested approximately $149,000 to change its computer system in order to be year 2000 compliant.

        During Fiscal 1999, the Company repurchased treasury stock for an amount of $100,000. In addition, 245,000 common shares, held by a key employee under a common stock repurchase and non-competition agreement, were sold to a major shareholder, thereby relieving the Company of its stock repurchase and non-competition obligations.

        There was a change in the ownership of the Company as at July 30, 1999, and as a result, the Company expects that its financing structure might be reorganized in Fiscal 2000 according to the terms of financing included in the offer of financing by the National Bank of Canada.

Risks
-----

        Sel-Drum faces the financial risks inherent to the nature of its activities. The Company also faces risks stemming from other factors such as fluctuations in exchange rates and economic market conditions in general.

YEAR ENDED 1998 RESTATED COMPARED TO YEAR ENDED 1997
----------------------------------------------------

        Net sales for the year ended July 31, 1998 were $14.1 million as compared with $16.6 million for the year ended July 31, 1997, a decrease of 15.4%. The decrease in net sales is principally the result of the following factors:

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

    - General Economic Conditions. To a certain extent the Company's business is counter cyclical. Purchasers of copier, facsimile and printer high mortality replacement parts tend to eschew such purchases in favor of new machine purchases during favorable economic periods. Parts dealers consequently do not require as high order volume and Company's such as Sel-Drum experience lower purchase volumes (and therefore lower revenues) from dealers. The Company experienced this trend to a certain degree, particularly during the third and fourth quarters of Fiscal 1998.

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

        The Company's distribution centers in Burlington, Ontario (Canada) and Buffalo, New York (USA) showed profit margins during the fiscal year ended July 31, 1998 on a combined basis of 30%. The Company's Kelowna Facility, however, recorded a loss in absolute dollars of approximately $150,000 as a result of limited remanufacturing production of Drums and the partial conversion of the Kelowna Facility to cartridge remanufacturing.

        Gross profit margin for the year ended July 31, 1998 was 30.2%, as compared to 29.7% for Fiscal 1997. As disclosed above, gross profit margins reflect an increase in profit margins in the Company's two distribution centers located in Burlington, Ontario and Buffalo, New York, and a loss from the Company's manufacturing facility in Kelowna, British Columbia.

        Selling, general, and administrative expenses for the year ended July 31, 1998 decreased 4.0% from the prior comparable period. The decrease resulted from lower sales commission due to lower sales volumes and the restatement of the costs of goods sold.

        As a result of the foregoing, net income fell by 36.2% from Fiscal 1997 to Fiscal 1998.

ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

                          SEL-DRUM INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                              AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                       AND

                          INDEPENDENT AUDITORS' REPORT

                             JULY 31, 1999 AND 1998

                                    CONTENTS
                                    --------


AUDITED CONSOLIDATED FINANCIAL STATEMENTS                                                                           PAGE
-----------------------------------------                                                                           ----
   Independent Auditors' Report                                                                                     F -3

   Consolidated Balance Sheet                                                                                       F -4

   Consolidated Statements of Operations                                                                            F -6

   Consolidated Statements of Comprehensive Operations                                                              F -8

   Consolidated Statements of Changes in Shareholders' Equity                                                       F -9

   Consolidated Statements of Cash Flows                                                                           F -11

   Notes to Consolidated Financial Statements                                                                      F -13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




Shareholders and Board of Directors
Sel-Drum International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sel-Drum International, Inc. and Subsidiaries as of July 31, 1999, and the related consolidated statements of operations, comprehensive operations, changes in shareholders' equity and cash flows for each of the two years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sel-Drum International, Inc. and Subsidiaries as of July 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.


                                             /s/ Mengel, Metzger, Barr & Co. LLP


Rochester, New York
September 24, 1999

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                  JULY 31, 1999
                                  -------------

                                      ASSETS
                                      ------

CURRENT ASSETS
--------------
  Cash and cash equivalents                                             $   202,965
  Accounts receivable, net of allowance for doubtful
    accounts of $100,000                                                  1,877,050
  Inventories                                                             3,007,597
  Refundable income taxes                                                    49,027
  Deferred income taxes                                                      38,000
  Other current assets                                                      101,710
                                                                        -----------
                                        TOTAL CURRENT ASSETS              5,276,349

PROPERTY
--------
  Equipment                                                                 989,118
  Vehicles                                                                   13,922
  Furniture and fixtures                                                     80,050
  Leasehold improvements                                                    412,109
                                                                        -----------
                                                                          1,495,199
  Less accumulated depreciation and amortization                            930,822
                                                                        -----------
                                                                            564,377

OTHER ASSETS
------------
  Non-competition agreement, net of
    accumulated amortization of $18,702                                      24,936
  Sundry, principally deposits                                               11,885
                                                                        -----------
                                                                             36,821
                                                                        -----------
                                                                        $ 5,877,547
                                                                        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES
-------------------
  Current portion of long-term debt                                     $    31,827
  Accounts payable                                                          404,162
  Other current liabilities                                                 321,878
                                                                        -----------
                                            TOTAL CURRENT LIABILITIES       757,867

SHAREHOLDERS' EQUITY
--------------------
  Common stock                                                               76,425
  Additional paid-in capital                                                706,846
  Preferred stock                                                         4,499,805
  Retained earnings                                                         211,222
  Accumulated other comprehensive loss                                     (274,618)
                                                                        -----------
                                                                          5,219,680
  Less: Common stock in treasury, at cost                                   100,000
                                                                        -----------
                                                                          5,119,680
                                                                        -----------



                                                                        $ 5,877,547
                                                                        ===========

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                         Year ended July 31,
                                                                    -----------------------------
                                                                         1999            1998
                                                                    ------------    ------------

Net sales                                                           $ 14,631,235    $ 14,066,426

Cost of goods sold                                                    10,555,266       9,824,694
                                                                    ------------    ------------
                                               GROSS PROFIT            4,075,969       4,241,732

Selling, administrative and general
  expenses                                                             3,305,529       3,107,659

Bad debts                                                                130,326          34,533
                                                                    ------------    ------------
                                     INCOME FROM OPERATIONS              640,114       1,099,540

Other income (expense):
  Interest income                                                          1,325          17,303
  Interest expense                                                       (53,706)        (75,289)
  Loss on disposal of property                                            (2,241)           --
  Foreign currency transaction loss                                       (9,465)        (46,310)
                                                                    ------------    ------------
                                                                         (64,087)       (104,296)
                                                                    ------------    ------------
                          INCOME FROM CONTINUING OPERATIONS
                                        BEFORE INCOME TAXES              576,027         995,244

Income tax expense (benefit):
  Current                                                                235,886         393,469
  Deferred                                                                (4,000)          9,004
                                                                    ------------    ------------
                                                                         231,886         402,473
                                                                    ------------    ------------
                       NET INCOME FROM CONTINUING OPERATIONS             344,141         592,771

Discontinued operations:
  Loss from operations of drum recoating division
    (net of income tax benefit of $13,222 in 1999
    and $50,845 in 1998)                                                 (19,833)        (76,267)

  Write-off of assets related to drum recoating division
    (net of income tax benefit of $49,725)                              (374,173)           --
                                                                    ------------    ------------
                                                                        (394,006)        (76,267)
                                                                    ------------    ------------
                                           NET (LOSS) INCOME        $    (49,865)   $    516,504
                                                                    ============    ============

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                  CONSOLIDATED STATEMENTS OF OPERATIONS, Cont'd
                  ---------------------------------------------


                                                                         Year ended July 31,
                                                                    -----------------------------
                                                                         1999            1998
                                                                    ------------    ------------

Net (loss) income per common share:
  Basic and diluted:
    Continuing operations                                           $       0.04    $       0.08
    Discontinued operations:
      Loss from operations                                                  --             (0.01)
      Write-off of assets                                                  (0.05)           --
                                                                    ------------    ------------
                          NET (LOSS) INCOME PER COMMON SHARE        $      (0.01)   $       0.07
                                                                    ============    ============

Weighted average:
  Common shares                                                        7,542,158       7,642,500
  Dilutive stock options                                                    --              --
                                                                    ------------    ------------
                    COMMON SHARES AND DILUTIVE STOCK OPTIONS           7,542,158       7,642,500
                                                                    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
               ---------------------------------------------------

                                                        Year ended July 31,
                                                      ----------------------
                                                         1999         1998
                                                      ---------    ---------

Net (loss) income                                     $ (49,865)   $ 516,504

Other comprehensive income (loss):
  Foreign currency translation adjustment                    25     (161,332)
                                                      ---------    ---------

                        COMPREHENSIVE (LOSS) INCOME   $ (49,840)   $ 355,172
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

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------


                                                                                                            (Accumulated
                                                                         Additional                            deficit)
                                                         Common           paid-in          Preferred           retained
                                                         stock            capital            stock             earnings
                                                    ----------------  ----------------  ----------------   ----------------

Balance at
  August 1, 1997                                    $        76,425   $       706,846   $     4,800,180    $      (255,417)

Net income for the year                                        --                --                --              516,504

Current year other comprehensive loss                          --                --                --                 --

Repurchase of 172 shares of Class C
  preferred stock and 241 shares of Class D
  preferred stock                                              --                --            (300,375)              --

345,000 common shares subject to
  "put rights", at $.50 per share                              --                --                --                 --
                                                    ---------------   ---------------   ---------------    ---------------
                                       BALANCE AT
                                    JULY 31, 1998            76,425           706,846         4,499,805            261,087

Net loss for the year                                          --                --                --              (49,865)

Current year other comprehensive income                        --                --                --                 --

Repurchase of 100,000 common shares
  subject to "put rights" at $.50 per share                    --                --                --                 --

Reversal of balance of common shares
  previously subject to "put rights", resulting
  from third party transaction, as described
  in Note H                                                    --                --                --                 --

Repurchase of 125,000 common shares
  at $.40 per share                                            --                --                --                 --
                                                    ---------------   ---------------   ---------------    ---------------
                                       BALANCE AT
                                    JULY 31, 1999   $        76,425   $       706,846   $     4,499,805    $       211,222
                                                    ===============   ===============   ===============    ===============


The accompanying notes are an integral part of the consolidated financial statements.

                                                       Accumulated          Common            Common
                                                          other             stock,             stock              Total
                                                      comprehensive       subject to       in treasury -      shareholders'
                                                           loss           "put rights"         at cost            equity
                                                    -----------------   ---------------   ---------------    ---------------
Balance at
  August 1, 1997                                    $      (113,311)   $          --      $          --      $     5,214,723

Net income for the year                                        --                 --                 --              516,504

Current year other comprehensive loss                      (161,332)              --                 --             (161,332)

Repurchase of 172 shares of Class C
  preferred stock and 241 shares of Class D
  preferred stock                                              --                 --                 --             (300,375)

345,000 common shares subject to
  "put rights", at $.50 per share                              --             (172,500)              --             (172,500)
                                                    ---------------    ---------------    ---------------    ---------------
                                       BALANCE AT
                                    JULY 31, 1998          (274,643)          (172,500)              --            5,097,020

Net loss for the year                                          --                 --                 --              (49,865)

Current year other comprehensive income                          25               --                 --                   25

Repurchase of 100,000 common shares
  subject to "put rights" at $.50 per share                    --               50,000            (50,000)              --

Reversal of balance of common shares
  previously subject to "put rights", resulting
  from third party transaction, as described
  in Note H                                                    --              122,500               --              122,500

Repurchase of 125,000 common shares
  at $.40 per share
                                                               --                 --              (50,000)           (50,000)
                                                    ---------------    ---------------    ---------------    ---------------
                                       BALANCE AT
                                    JULY 31, 1999   $      (274,618)   $          --      $      (100,000)   $     5,119,680
                                                    ===============    ===============    ===============    ===============

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------



                                                                                            Year ended July 31,
                                                                                         --------------------------
                                                                                             1999           1998
                                                                                         -----------    -----------
CASH FLOWS - OPERATING ACTIVITIES
---------------------------------
  Net (loss) income                                                                      $   (49,865)   $   516,504
  Adjustments to reconcile net (loss) income to net cash provided from operating activities:
      Bad debts                                                                              130,326         34,533
      Depreciation and amortization                                                          167,867        208,189
      Deferred income taxes                                                                  (53,913)         9,004
      Loss on disposal of property                                                             2,241           --
      Write-off of assets related to drum recoating division                                 423,898           --
      Changes in certain assets and liabilities affecting operations:
        Accounts receivable                                                                 (180,484)       269,731
        Inventories                                                                          364,073       (432,582)
        Refundable income taxes                                                               72,124        (85,457)
        Other current assets                                                                   6,120        (31,736)
        Deposits                                                                                 (74)         5,768
        Accounts payable                                                                    (285,034)        90,507
        Other current liabilities                                                            186,311       (121,874)
                                                                                         -----------    -----------
                                                            NET CASH PROVIDED FROM
                                                              OPERATING ACTIVITIES           783,590        462,587

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------
  Purchases of property                                                                     (205,026)      (146,422)
  Proceeds on disposal of property                                                             2,312           --
                                                                                         -----------    -----------
                                                                NET CASH (USED FOR)
                                                              INVESTING ACTIVITIES          (202,714)      (146,422)

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------
  (Decrease) increase in bank overdraft                                                     (315,284)       329,443
  Decrease (increase) in loans receivable from related parties                               160,084        (56,810)
  Short-term repayments, net                                                                (310,043)    (1,014,616)
  Repayments on long-term debt                                                               (98,439)       (65,254)
  Repurchase of preferred stock                                                                 --         (300,375)
  Purchase of treasury stock                                                                (100,000)          --
                                                                                         -----------    -----------
                                                                NET CASH (USED FOR)
                                                              FINANCING ACTIVITIES          (663,682)    (1,107,612)

Effect of exchange rate changes on cash                                                           21         (7,757)
                                                                                         -----------    -----------
                                                                     NET (DECREASE) IN
                                                         CASH AND CASH EQUIVALENTS           (82,785)      (799,204)
Cash and cash equivalents at beginning of year                                               285,750      1,084,954
                                                                                         -----------    -----------
                                                         CASH AND CASH EQUIVALENTS
                                                                    AT END OF YEAR       $   202,965    $   285,750
                                                                                         ===========    ===========

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                  CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                  ---------------------------------------------


                                                                                            Year ended July 31,
                                                                                     ----------------------------------
                                                                                          1999               1998
                                                                                     ----------------   ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year for:

    Interest                                                                              $   53,706        $  68,928
                                                                                          ==========        =========

    Income taxes                                                                          $  150,536        $ 425,486
                                                                                          ==========        =========

The accompanying notes are an integral part of the consolidated financial statements.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------


NOTE A:   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

     Description of business
     -----------------------
     In March 1998, Sel-Drum International, Inc. (the "Company") was re-incorporated in New York State. The Company, which is a holding company, owns 100% of the common stock of Sel-Drum Imaging Corporation (a Canadian holding company). Sel-Drum Imaging Corporation owns 100% of the common stock of Sel-Drum Corporation (U.S.A.), Inc. (a United States operating company) and Sel-Drum Corporation (a Canadian operating company).

     Sel-Drum Corporation (U.S.A.), Inc. operates from a warehouse located in Buffalo, New York. Sel-Drum Corporation's facility for its wholesale distribution operations, which includes warehouse space and administrative offices, is located in Burlington, Ontario, Canada. Sel-Drum Corporation also has a manufacturing facility and administrative offices in Kelowna, British Columbia, Canada.

     Sel-Drum Corporation (U.S.A), Inc. and the Burlington division of Sel-Drum Corporation are engaged in the wholesale distribution of parts and supplies used in the reprographic industry. The Kelowna division of Sel-Drum Corporation is engaged in the re-manufacture of cartridges used in laser printers and facsimile machines. The Kelowna division of Sel-Drum Corporation discontinued the commercial production and distribution of photocopier drums used in duplicating machinery as of January 1999. The financial impact of the discontinued segment is detailed in Note L.

     The Company grants credit to customers which are located throughout the United States and Canada, and arranges for letters of credit and sight drafts with international customers.

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

     Cash and cash equivalents
     -------------------------
     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents are highly liquid investments purchased with original maturities of three months or less. Cash equivalents consist of investments in term deposit accounts at a Canadian financial institution. At July 31, 1999, there was no excess cash invested in these term deposit accounts.

     Concentration of credit risk  - cash
     ------------------------------------
     The Company maintains cash balances at financial institutions located in New York and Canada. Accounts at the New York institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at the Canadian institutions are insured by the Canadian Deposit Insurance Corporation up to approximately $40,000 ($60,000 Canadian). Uninsured balances aggregated approximately $272,500 at July 31, 1999. The Company has not experienced any losses in such accounts and believes that there is no exposure to significant credit risk in this regard.

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

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------




NOTE A:   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd
----------------------------------------------------------------------------

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

     Non-competition agreement
     -------------------------
     The non-competition agreement is being amortized on a straight-line basis over 42 months through July 31, 2001.

     Foreign currency translation and transactions
     ---------------------------------------------
     Sel-Drum International, Inc. and Sel-Drum Corporation (U.S.A.), Inc. maintain their accounting records in U.S. dollars, while Sel-Drum Imaging Corporation and Sel-Drum Corporation maintain their accounting records in Canadian dollars. The accompanying consolidated financial statements are presented in U.S. dollars. Accordingly, all balance sheet accounts of Sel-Drum Imaging Corporation and Sel-Drum Corporation are translated into U.S. dollars at period-end exchange rates, and statements of operations items are translated at weighted average exchange rates. The resulting translation adjustments are made directly to accumulated other comprehensive loss. Gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the statements of operations.

     Change in ownership
     -------------------
     On July 30, 1999, 7,173,680 shares of the issued and outstanding common stock of Sel-Drum International, Inc. were acquired by C. Cotran Holding, Inc. (a Canadian holding company). Further, on July 30, 1999, 100% of the issued and outstanding preferred shares of Sel-Drum Imaging Corporation (Class C and Class D) were acquired by Densigraphix Kopi, Inc. (a wholly-owned subsidiary of C. Cotran Holding, Inc.).

     Revenue recognition
     -------------------
     Revenue is recognized by the Company when products are shipped to unaffiliated customers, with appropriate provision for uncollectible accounts.

     Advertising costs
     -----------------
     The Company's policy is to expense advertising costs as incurred. Advertising costs for the fiscal years ended July 31, 1999 and 1998 approximated $104,000 and $85,000, respectively.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------

NOTE A:   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd
----------------------------------------------------------------------------

     Income taxes
     ------------
     Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as determined by the enacted rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are detailed in Note E.

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

     Fair value of financial instruments
     -----------------------------------
     Statement of Financial Accounting Standards Number 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. The carrying amounts reported in the accompanying consolidated balance sheet for cash, accounts receivable, accounts payable and other current liabilities approximate fair value because of the short maturity period of those instruments.

     Stock options
     -------------
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 123 (SFAS 123) "Accounting for Stock-Based Compensation". This statement established accounting and reporting standards for stock-based employee compensation plans. As permitted by the Statement, the Company continues to account for such arrangements under Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, no compensation expense is recognized for stock-option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

     Net (loss) income
     -----------------
     Basic net (loss) income per common share is determined by dividing net
     (loss) income by the weighted average number of common shares outstanding. As of July 31, 1999 and 1998 there are no dilutive potential common shares.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------

NOTE B:  INVENTORIES
--------------------

     The components of inventories at July 31, 1999 are as follows:

         Raw materials                                            $  115,521
         Finished goods                                            2,892,076
                                                                  $3,007,597

NOTE C:   NOTES PAYABLE TO BANK
-------------------------------

     Sel-Drum Corporation has several debt arrangements with a Canadian bank, summarized as follows:

       FACILITY A: $2,463,460 revolving demand loan ($3,700,000 Canadian dollars) to assist with financing of the accounts receivable and inventories of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. The arrangement provides for interest to be paid monthly at the bank's prime rate plus .25% (an effective rate of 6.25% at July 31, 1999). This arrangement may be drawn upon by Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. Letters of credit (see Facility B below), which reduce the amount of borrowings available under the terms of the arrangement, were outstanding at July 31, 1999 in an amount of $127,500.

       FACILITY B: This arrangement provides the Company with letters of credit to purchase inventories, up to an amount approximating $998,700 ($1,500,000 Canadian dollars), subject to the outstanding balance of Facility A cited above.

       FACILITY C: $250,000 revolving demand loan to finance the payment of U.S. trade accounts payable, subject to the outstanding balance of Facility A cited above.

       FACILITY D: $50,000 facility to provide check clearing privileges for U.S. dollar checks, subject to the outstanding balance of Facility A cited above.

       FACILITY E: $233,030 ($350,000 Canadian dollars) facility to provide for the purchase of up to $1,165,150 ($1,750,000 Canadian dollars) of forward exchange contracts in various foreign currencies. Borrowings are subject to the outstanding balance of Facility A cited above. At July 31, 1999, the Company had outstanding forward exchange contracts aggregating $750,000, which reduced the availability for borrowing under Facility A by $150,000.

     At July 31, 1999 the Company had $2,185,960 available for borrowing under these arrangements.

     The above arrangements are secured by substantially all assets of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc., the limited corporate guarantees of Sel-Drum International, Inc. and Sel-Drum Imaging Corp., each in the amount of $2,330,300 ($3,500,000 Canadian dollars), and the limited corporate guarantee of Sel-Drum Corporation (U.S.A.), Inc. in the amount of $998,700 ($1,500,000 Canadian dollars). Further, the arrangements contain various covenants which provide for, among other things, the maintenance of certain ratios and dividend restrictions.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------


NOTE D:  DEBT
-------------

     Debt at July 31, 1999 is summarized as follows:

         Interest free loan payable to Western Economic Diversification Fund, due in monthly payments of approximately $4,550 through
         February 2000.                                                                      $ 31,827

         Less:  Current portion of long-term debt                                              31,827
                                                                                             --------
                                                                                             $      -
                                                                                             ========

NOTE E:   INCOME TAXES
----------------------

     The total tax provisions are different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before income taxes. The reconciliation of these differences is as follows:

                                                                                   July 31,
                                                                             -------------------
                                                                               1999       1998
                                                                             --------   --------

Statutory U.S. tax rate                                                        34.0 %     34.0 %
State income taxes, net of federal tax benefit                                  2.0        2.0
Other                                                                           4.3        4.4
                                                        EFFECTIVE TAX RATE     40.3 %     40.4 %
                                                                             ========   ========


     The tax effects of temporary differences that give rise to the current deferred tax asset as of July 31, 1999 are presented below:




                                                         Assets/
                                                       (Liability)
                                                      ------------

Allowance for doubtful accounts receivable            $     24,000
Capitalization of overhead costs under Section 263A         14,000
Depreciation - continuing operations                       (90,000)
Depreciation - discontinued operations                     118,300
                                                      ------------
                                                            66,300
Less valuation allowance                                    28,300
                                                      ------------
                                                      $     38,000
                                                      ============


     There was no valuation allowance at July 31, 1998.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------

NOTE F:  COMMON AND PREFERRED STOCK

     The following is certain information regarding common and preferred stock as of July 31, 1999:

         Sel-Drum International, Inc.
         ----------------------------
                 Preferred Stock
                 ---------------
                   Par value                                                                          $0.01
                   Shares authorized                                                             10,000,000
                   Shares issued and outstanding                                                       None

                 Common stock
                 ------------
                   Par value                                                                          $0.01
                   Shares authorized                                                            100,000,000
                   Shares issued                                                                  7,642,500
                   Shares held in treasury                                                          225,000

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

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------

NOTE G:   COMMITMENTS AND CONTINGENCIES
---------------------------------------

     Lease commitments
     -----------------
     Sel-Drum Corporation leases its facility in Burlington, Ontario, Canada at a base monthly rental approximating $6,470 through February 2002. In addition to the base rental, the Company is responsible for property taxes, insurance, utilities and repairs and maintenance.

     Sel-Drum Corporation also leases two facilities in Kelowna, British Columbia, Canada. The base monthly rental on one facility is approximately $4,300 per month through the expiration of the lease in July 2001. The base monthly rental on its other facility is approximately $1,530 per month through the expiration of the lease in April 2002. In addition to the base rental, the Company is responsible for property taxes, insurance, utilities and repairs and maintenance.

     Sel-Drum Corporation (U.S.A.), Inc. leases its facility at a base monthly rental approximating $3,200 through the expiration of the lease in October 2001. The base monthly rental includes property taxes.

     Total rent expense for the Company's facilities was $208,969 and $209,821 for the years ended July 31, 1999 and 1998, respectively.

     In addition, the Company has operating lease agreements for certain vehicles and equipment, which expire in various years through 2002.

     Total minimum future rental payments required under all non-cancelable leases are approximately as follows:

             Year ending July 31,                                   Amount
             --------------------                              ----------------

                     2000                                            $ 202,500
                     2001                                              198,700
                     2002                                               66,300
                                                                     ---------
                                                                     $ 467,500


     The amounts included in the minimum future rental payments above for the Company's Canadian facilities have been converted to U.S. dollars using the appropriate period-end exchange rates.

     Employment contracts
     --------------------
     Employment contracts exist with the President, Vice President - Sales and Vice President - Finance of Sel-Drum International, Inc. These contracts provide for minimum annual salaries plus bonuses.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------

NOTE H:  COMMON STOCK REPURCHASE AND NON-COMPETITION AGREEMENT
--------------------------------------------------------------

     On February 1, 1998, the Company entered into a common stock repurchase and non-competition agreement with a key employee ("Seller") who owned 345,000 shares of the Company's common stock. The agreement provided that the Company would be obligated to repurchase 100% of this common stock from the Seller at various times through August 1, 2000 for $1.00 per share. The agreement also allowed the Seller to sell the shares to a third-party if the Seller so desired. In the event that a third-party were to purchase such shares from the Seller, the Company's obligation to the Seller would be reduced accordingly. On August 1, 1998, the Company acquired 100,000 shares of common stock from the seller for $100,000. Of this amount, $50,000 was allocated to the fair market value of the stock and $50,000 was allocated to a non-competition agreement (which included $43,638 for the non-competition agreement itself, and $6,362 of accrued interest). On July 30, 1999, the seller sold his remaining 245,000 shares of common stock to a then major shareholder of the Company for $1 per share, thereby relieving the Company of its obligation to repurchase such shares from the Seller.

     Accounting standards under rules and regulations issued by the Securities and Exchange Commission require that common stock subject to "put rights" (which are exercisable under certain circumstances pursuant to the above-cited common stock repurchase agreement) be presented separately from common stock which is not subject to "put rights" in order to distinguish it from permanent capital. At February 1, 1998, management determined that the Company's common stock had a fair market value of $.50 per share. Accordingly, the Company had recorded a liability of $172,500 to the above-cited Seller (345,000 shares x $.50 per share) in the Company's consolidated balance sheet at July 31, 1998 and reduced shareholders' equity by a similar amount. As a result of the acquisition of the Seller's outstanding stock during fiscal 1999, there were no remaining common shares subject to "put rights" at July 31, 1999.

     As part of the original common stock repurchase agreement, the Company also entered into a non-competition agreement with the Seller for a period which the Company expected to last through August 1, 2002. As a result of the entire purchase of the Seller's outstanding common stock (as cited above), the non-competition agreement will expire on July 31, 2001. The Company expected to pay a total of $172,500 to the Seller for this non-competition agreement and, accordingly, recorded an asset and corresponding liability of $147,050 on February 1, 1998 (the original date of the agreement) to reflect the then present value of the expected payments to be made under the agreement. However, the Company was only required to pay $43,638 for the non-competition agreement (on August 1, 1998, as described above) and has no additional liability to the Seller for such agreement. Accordingly, the remaining asset and liability previously cited have been eliminated during the year ended July 31, 1999.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------


NOTE I:  STOCK OPTION PLANS
---------------------------

     On November 24, 1995, the Company's shareholders approved the Sel-Drum International, Inc. 1995 Employee and Non-Employee Director Stock Option Plan (the "Plan"). The Plan is designed to attract and retain key employees, directors or advisors of the Company and to encourage them to contribute to the Company's success by providing the opportunity for stock ownership. The Plan originally provided for the grant of incentive stock options and nonstatutory stock options to key employees, directors and advisors of the Company to purchase up to an aggregate of 500,000 shares of the Company's common stock. On December 1, 1998, the Company's shareholders approved an amendment to the Plan to increase the number of shares available for option grants under the Plan to 700,000 shares. The Plan is administered by a Stock Option Committee, which is authorized to determine the recipients of options, the type of options granted, the number of shares subject to each option, the term of each option, exercise prices and other option features. The term of an option may not exceed 5 years where the optionee would thereafter own stock possessing more than 10% of the combined voting power of the common stock ("a 10% Shareholder"). The exercise price must at least equal the fair market value of the common stock on the date of the grant of the option, except that if an incentive stock option is granted to a 10% Shareholder, the exercise price shall be no less than 110% of the fair market value of the common stock on the date of the grant of the option. Stock option grants generally have a contractual life of ten years and vest over a period of two years from the grant date.

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

     The following table summarizes stock option activity:

                                                                                                           Weighted-
                                                                                           Shares           average
                                                                                          subject           exercise
                                                                                         to options          price
                                                                                      ----------------  ----------------
         Outstanding at July 31, 1998                                                         741,000            $ 0.47
         Granted                                                                               40,000            $ 0.50
         Forfeited                                                                            (81,500)           $ 0.50
                                                                                              --------
         Outstanding at July 31, 1999                                                         699,500            $ 0.46
                                                                                             ========

         Exercisable at July 31, 1999                                                         563,000            $ 0.46
                                                                                             ========

         Exercisable at July 31, 1998                                                         413,666            $ 0.44
                                                                                             ========

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------


NOTE I:  STOCK OPTION PLANS, Cont'd

     The following table summarizes information about stock options outstanding at July 31, 1999:

                                              Options outstanding                               Options exercisable
                             --------------------------------------------------------  ------------------------------------
                                                                       Weighted-
                                                    Weighted-           average                               Weighted-
                                                     average           remaining                               average
             Exercise             Shares            exercise          contractual           Shares            exercise
               price            subject to            price             life in           subject to            price
             per share            options           per share            years              options           per share
         -----------------   -----------------  -----------------  ------------------  -----------------  -----------------
                    $ .40             250,000              $ .40                 3.3            250,000              $ .40

                    $ .50             449,500              $ .50                 8.8            313,000              $ .50
                                     --------                                                  --------

                                      699,500              $ .46                 6.8            563,000              $ .46
                                     ========                                                  ========


     Pro forma information regarding net (loss) income and basic and diluted net
     (loss) income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. This disclosure may not be representative of the effects on reported pro forma net (loss) income and basic and diluted net (loss) income per share for future years, because of the various vesting schedules of the stock options and the fact that additional awards may be made in the future. The Company's pro forma net
     (loss) income and basic and diluted net (loss) income per share are as follows:

                                                                                             Year ended July 31,
                                                                                      ----------------------------------
                                                                                           1999              1998
                                                                                      ----------------  ----------------

         Pro forma net (loss) income                                                        $ (62,555)       $ 490,780
                                                                                            ==========       =========

         Pro forma basic net (loss) income per share                                        $   (0.01)       $    0.06
                                                                                            ==========       =========

         Pro forma diluted net (loss) income per share                                      $   (0.01)       $    0.06
                                                                                            ==========       =========

     For purposes of pro forma disclosures, the estimated fair value of a stock option is amortized to expense over the option's vesting period. The fair value of these stock options was estimated at the date of grant using facts and circumstances available to the Company for its common stock, which is thinly traded.

NOTE J:  MAJOR CUSTOMER

     For the year ended July 31, 1999, approximately 24% of net sales were made to one customer. At July 31, 1999 total amounts due from this customer of approximately $609,000 are included in accounts receivable, as reflected in the accompanying consolidated balance sheet.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------


NOTE K:  SEGMENT FINANCIAL INFORMATION
--------------------------------------

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

     For the year ended July 31, 1998, gross profit attributable to the Company's operations in Canada is net of gross loss of $62,385 incurred by the Company's manufacturing operation in British Columbia, Canada.

     The following tables present sales and other financial information by geographic region and business segment for the years ended July 31, 1999 and July 31, 1998:


                                                       United States         Canada          Eliminations       Consolidated
                                                      -----------------  ----------------   ---------------   -----------------
         July 31, 1999:
         --------------
           Sales to unaffiliated customers                 $ 8,550,672        $6,080,563               $ -         $14,631,235
           Intercompany sales                                1,980,590         3,088,095        (5,068,685)                  -
           Gross profit                                      2,737,534         1,444,349          (105,914)          4,075,969
           Operating earnings                                  385,105           255,009                 -             640,114
           Identifiable assets                               3,043,658         2,808,953                 -           5,852,611
           Capital expenditures                                  5,778           199,248                 -             205,026
           Depreciation and amortization                        51,605            83,876                 -             135,481

         July 31, 1998:
         --------------
           Sales to unaffiliated customers                 $ 9,622,758        $4,443,668               $ -         $14,066,426
           Intercompany sales                                1,185,694         3,209,806        (4,395,500)                  -
           Gross profit                                      3,188,299         1,053,433                 -           4,241,732
           Operating earnings                                1,113,583           (14,043)                -           1,099,540
           Identifiable assets                               3,312,930         3,102,971                 -           6,415,901
           Capital expenditures                                 14,749           131,673                 -             146,422
           Depreciation and amortization                        67,109            39,925                 -             107,034

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------


NOTE K:  SEGMENT FINANCIAL INFORMATION, Cont'd
---------------------------------------

                                       Year ended July 31,
                                   ---------------------------
                                       1999           1998
                                   ------------   ------------
Net sales:
----------
  Wholesale distribution           $ 13,132,839   $ 13,737,970
  Manufacturing                       1,498,396        328,456
                                   ------------   ------------
                                   $ 14,631,235   $ 14,066,426
                                   ============   ============

Gross profit (loss):
--------------------
  Wholesale distribution           $  3,848,302   $  4,304,117
  Manufacturing                         227,667        (62,385)
                                   ------------   ------------
                                   $  4,075,969   $  4,241,732
                                   ============   ============

Operating earnings (loss):
--------------------------
  Wholesale distribution           $    588,981   $  1,237,632
  Manufacturing                          51,133       (138,092)
                                   ------------   ------------
                                   $    640,114   $  1,099,540
                                   ============   ============

Tangible assets:
----------------
  Wholesale distribution           $  5,332,161   $  5,310,649
  Manufacturing                         520,450      1,105,252
                                   ------------   ------------
  Total identifiable assets           5,852,611      6,415,901
  Discontinued operations                  --          456,284
  Non-competition agreement, net         24,936        130,711
                                   ------------   ------------
                                   $  5,877,547   $  7,002,896
                                   ============   ============

Capital expenditures:
---------------------
  Wholesale distribution           $    173,343   $     95,423
  Manufacturing                          31,683         50,999
                                   ------------   ------------
                                   $    205,026   $    146,422
                                   ============   ============

Depreciation and amortization:
------------------------------
  Wholesale distribution           $     75,447   $     93,121
  Manufacturing                          60,034         13,913
                                   ------------   ------------
                                        135,481        107,034
  Discontinued operations                32,386        101,155
                                   ------------   ------------
                                   $    167,867   $    208,189
                                   ============   ============

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------


NOTE L:  DISCONTINUED OPERATIONS

     During fiscal 1999, the Company discontinued its commercial production and distribution of photocopier drums used in duplicating machinery. The abandonment of this business segment has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations for this business segment in the accompanying consolidated statements of operations for all periods presented. Information relating to the discontinued operations of the business segment for the years ended July 31, 1999 and 1998 are as follows:

                                                              1999          1998
                                                          ----------    ----------

Net sales                                                 $   48,266    $  265,146

Cost of goods sold                                            75,635       331,137
                                                          ----------    ----------
                                             GROSS LOSS      (27,369)      (65,991)

Selling, administrative and general expenses                   5,686        61,121
                                                          ----------    ----------

Loss before income taxes                                     (33,055)     (127,112)

Income tax benefit                                            13,222        50,845
                                                          ----------    ----------
                                               NET LOSS   $  (19,833)   $  (76,267)
                                                          ==========    ==========


     The above-cited business segment ceased accepting new business during January 1999 and, accordingly, the assets used in the commercial production and distribution of photocopier drums were written down to their estimated net realizable value as of January 31, 1999. The charge to discontinued operations had no effect on the cash flow of the Company and increased net loss per common share for fiscal 1999 by $.05. The write-off of identifiable assets used in the production of the photocopier drums is as follows:

Inventories                                                     $ 85,902
Equipment, net of accumulated depreciation of $255,109           292,744
Purchased and developed technology, net of accumulated
  amortization of $40,443                                         39,117
Organization costs, net of accumulated amortization of $6,346      6,135
                                                                --------
                                                                 423,898
Less income tax benefit                                           49,725
                                                                --------
                                                                $374,173
                                                                ========

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                   FOR THE YEARS ENDED JULY 31, 1999 AND 1998
                   ------------------------------------------


NOTE M:  IMPACT OF YEAR 2000 (UNAUDITED)

     Like other companies, Sel-Drum International, Inc. and Subsidiaries could be adversely affected if the computer systems of the Companies or their suppliers or customers do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as equipment and security systems. The Companies have implemented a plan to modify their business technologies to be ready for the Year 2000 and are in the process of converting critical data processing systems. The project is expected to be substantially completed by October 1999. However, at this time, because of the complexities involved in the issue, management cannot provide absolute assurance that the Year 2000 issue will not have an impact on the consolidated company operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

        None

                                    PART III

        The information required by Item 9 (Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16(a) of the Exchange
Act), Item 10 (Executive Compensation). Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) are incorporated herein by reference to the Company's Proxy Statement to be issued in connection with the Annual Meeting of Shareholders to be held on January, 17, 2000, which proxy statement will be filed within 120 days after the Company's July 31, 1999 fiscal year end.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
--------------------------------------------------

        (a)    See Index to Exhibits

        (b)    Reports on Form 8-K

        Report on Form 8-K dated July 6, 1999 reporting on Item 5. Other was filed during the quarter ended July 31, 1999, and a related Report on Form 8-K dated July 30, 1999 reporting on Item 1. Changes in Control of Registrant was filed on August 12, 1999. Financial statements were not filed with either report.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SEL-DRUM INTERNATIONAL, INC.


Dated:  October 29, 1999             By: /s/ Camille Cotran
                                        ----------------------------------------
                                           Camille Cotran, Chairman of the Board
                                           and Chief Executive Officer
                                           (Principal Executive Officer)

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature and Title                                   Date
        -------------------                                   ----

/s/ Camille Cotran                                        October 29, 1999
-----------------------------------
Camille Cotran, Director


/s/ John Brohman                                          October 29, 1999
-----------------------------------
John Brohman, Director


Louise Vaillancourt-Chatillon                             October 29, 1999
-----------------------------------
Louise Vaillancourt-Chatillon,
Director and Secretary


John C. Hall                                              October 29, 1999
-----------------------------------
John C. Hall
Vice President - Finance
(Principal Accounting Officer)

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

(9)      VOTING TRUST AGREEMENT

         Not applicable.

(10)     MATERIAL CONTRACTS

                    (a) Employment Contract dated as of November 1, 1997, between Sel-Drum International, Inc., and Raymond C. Sparks is incorporated herein by reference to Exhibit 10(a) to the Company's Form 10-QSB for the quarter ended January 31, 1998.

                    (b) Non-Incentive Stock Option Grant granted as of November 3, 1997, by Sel-Drum International, Inc., to Raymond C. Sparks is incorporated herein by reference to Exhibit 10(b) to the Company's Form 10-QSB for the quarter ended January 31, 1998.

                    (c) Sel-Drum International, Inc. 1995 Employee and Non-Employee Director Stock Option Plan is incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-57885).

                    (d) Stock Sale and Purchase Agreement among the Selling Shareholders of Sel-Drum International, Inc. and Densigraphix Kopi inc. and C. Cotran Holding inc. dated July 30, 1999 is incorporated herein by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated July 30, 1999.

                    *(e) Offering Letter by the National Bank of Canada to Sel-Drum International, Inc. is included herein as
                          Exhibit 10 (e).

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

*(21)    SUBSIDIARIES OF THE REGISTRANT

(22)     PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE

         Not applicable.

*(23)    CONSENT OF EXPERTS AND COUNSEL

         Consent of Mengel, Metzger, Barr & Co. LLP is included herein as
         Exhibit 23.1

(24)     POWER OF ATTORNEY

         Not applicable.

*(27)    FINANCIAL DATA SCHEDULE

         The Financial Data Schedule is included herein as Exhibit 27.

(99)     ADDITIONAL EXHIBITS

         Not applicable.


* Exhibit filed with this Report