Form 10QSB
period 1999-10-31
SEL DRUM INTERNATIONAL INC
filed 1999-12-15
CIK 915401

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended OCTOBER 31, 1999

| |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

               For the transition period from _______________ to _______________

               Commission File Number 0-22964

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

        ----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

        State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:

                          COMMON STOCK, $.01 PAR VALUE
         7,417,500 SHARES ISSUED AND OUTSTANDING AS OF DECEMBER 10, 1999

        Transitional Small Business Disclosure Format (check one:)

Yes | |  No  |X|

                                     PART I
                              FINANCIAL INFORMATION


        ITEM 1.       FINANCIAL STATEMENTS.

                      Unaudited Consolidated Balance Sheets as of October 31, 1999 and July 31, 1999

                      Unaudited Consolidated Statements of Income for the three months ended October 31, 1999 and October 31, 1998

                      Unaudited Consolidated Statements of Cash Flow for the three months ended October 31, 1999 and October 31, 1998

        ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                         PART 1 : FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 : FINANCIAL STATEMENTS
                          -----------------------------
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


ASSETS                                                              (U.S. $)
CURRENT ASSETS                                      October 31, 1999           July 31, 1999*
--------------                                      ----------------           --------------
Cash and Cash equivalents                              $   834,912            $   202,965

Accounts receivable, net                                 2,228,194              1,877,050

Notes Receivable                                         1,017,000                   ----

Inventories                                              2,768,554              3,007,597

Refundable income taxes                                       ----                 49,027

Deferred income taxes                                       38,000                 38,000

Other current assets                                       114,289                101,710
                                                       -----------            -----------
                     TOTAL CURRENT ASSETS                7,000,949              5,276,349



PROPERTY
--------

Equipment                                                1,025,175                989,118

Vehicles                                                    13,922                 13,922

Furniture and fixtures                                      82,025                 80,050

Leasehold improvements                                     419,661                412,109
                                                       -----------            -----------
                                                         1,540,783              1,495,199

Less accumulated depreciation and amortization           (990,586)              (930,822)
                                                       -----------            -----------
                                                           550,197                564,377



OTHER ASSETS
------------

Non-competition agreement, net                              21,819                 24,936

Sundry, principally deposits                                11,889                 11,885
                                                       -----------            -----------

                                                            33,708                 36,821
                                                       -----------            -----------

                                                       $ 7,584,854            $ 5,877,547
                                                       ===========            ===========

*Dervived from the July 31, 1999 Form 10-KSB

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                         PART 1 : FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1 : FINANCIAL STATEMENTS
                          -----------------------------
                 UNAUDITED CONSOLIDATED BALANCE SHEETS (CONT'D)
                 ----------------------------------------------



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES                                                                   (U.S. $)
-------------------                                                    October 31, 1999      July 31, 1999*
                                                                       ----------------      --------------
Bank overdraft                                                          $     6,953            $      ----

Notes payable to bank                                                       678,000                   ----

Current portion of long-term debt                                            86,298                 31,827

Accounts payable                                                            665,935                404,162

Income Taxes Payable                                                         60,457                   ----

Other current liabilities                                                   479,501                321,878
                                                                        -----------            -----------

                  TOTAL CURRENT LIABILITIES                               1,977,144                757,867



OTHER LIABILITIES
-----------------

Long Term Debt                                                              271,200                   ----


SHAREHOLDERS' EQUITY
--------------------

Common stock                                                                 76,425                 76,425

Additional paid-in capital                                                  706,846                706,846

Preferred stock                                                           4,499,805              4,499,805

Retained earnings                                                           398,405                211,222

Accumulated other comprehensive loss                                       (244,971)              (274,618)
                                                                       ------------           ------------

                                                                          5,436,510              5,219,680

Less: Common stock in treasury                                             (100,000)              (100,000)
                                                                       ------------           ------------

                                                                          5,336,510              5,119,680
                                                                       ------------           ------------

                                                                       $  7,584,854            $ 5,877,547
                                                                       ============           ============

*Dervived from the July 31, 1999 Form 10-KSB

                          SEL-DRUM INTERNATIONAL, INC.
                          ----------------------------
                          PART 1: FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1: FINANCIAL STATEMENTS
                          ----------------------------
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------

                                                                           (U.S.$)

                                                                        QUARTER ENDED
                                                             -----------------------------------
                                                                         OCTOBER 31
                                                             -----------------------------------

                                                                  1999                   1998
                                                                  ----                   ----

Net Sales                                                     $ 3,741,525            $ 3,241,790

Cost of goods sold                                              2,604,076              2,275,643
                                                              -----------            -----------

                   GROSS PROFIT                                 1,137,449                966,147


Selling, operating and general and administrative expenses        808,548                772,224

Provision for bad debts                                            21,771                 17,858
                                                              -----------            -----------

                   INCOME FROM OPERATIONS                         307,130                176,065

Other income(expense):

                  Interest Income                                     507                    308

                  Interest Expense                               (12,177)               (15,325)

                  Foreign currency Transaction Gain(Loss)          14,505                (2,641)
                                                              -----------            -----------

                                                                    2,835               (17,658)
                                                              -----------            -----------

                  INCOME BEFORE INCOME TAXES                      309,965                158,407


Income Taxes:

                  Current                                         122,782                 72,587
                                                                     ----                   ----
                  Deferred                                    -----------            -----------

                                                                  122,782                 72,587
                                                              -----------            -----------

                  NET INCOME                                    $ 187,183               $ 85,820
                                                              ===========            ===========


Number of common shares outstanding                             7,417,500              7,542,500

Net income per common share                                   $      0.03            $      0.01
                                                              ===========            ============

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                        PART 1: FINANCIAL INFORMATION
                        -----------------------------
                        ITEM 1: FINANCIAL STATEMENTS
                        -----------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------

                                                                                                     (U.S. $)
                                                                                             THREE MONTHS OCTOBER 31
                                                                                             -----------------------

                                                                                          1999                   1998
                                                                                          ----                   ----
CASH FLOWS - OPERATING ACTIVITIES
---------------------------------

     Net Income                                                                     $   187,183             $   85,820

     Adjustments to reconcile net income to net cash provided

     from (used for) operating activities:

                Provision for bad debts                                                  21,771                 17,858

                Depreciation and amortization                                            47,427                 58,575

                Deferred income taxes                                                      ----                 48,158

                Gain on Disposal of Property                                               ----                   ----

                Changes in certain assets and liabilities affecting
                  operations:

                                 Accounts receivable                                   (351,144)              (142,751)

                                 Inventories                                            239,043                 14,898

                                 Other current assets                                   (12,579)                46,200

                                 Deposits                                                    (4)                   389

                                 Accounts payable                                       261,773               (211,439)

                                 Income taxes payable                                   109,484                 24,698

                                 Other current liabilities                              157,623                112,274
                                                                                     ----------              ---------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                             660,577                 54,680

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------

Purchases of property                                                                   (20,209)               (13,445)
                                                                                     ----------              ---------

NET CASH (USED FOR) INVESTING ACTIVITIES                                                (20,209)               (13,445)

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------

     Bank overdraft                                                                       6,953                (88,569)

     Notes receivable - related parties                                              (1,017,000)                 4,883

     Short-term borrowings net                                                          678,000                 (9,493)

     Long-Term Borrowings                                                               339,000                   ----

     Repayments on long-term debt                                                       (13,329)              (109,516)

     Repurchase of common stock                                                            ----                (50,000)
                                                                                     ----------              ---------

NET CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                                   (6,376)              (252,695)

Effect of exchange rate changes on cash                                                  (2,045)                (3,831)
                                                                                     ----------              ---------


NET (DECREASE)INCREASE IN CASH                                                          631,947              (215,291)

Cash and Cash Equivalents at beginning of period                                        202,965                285,750
                                                                                     ----------              ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   834,912             $   70,459
                                                                                     ==========              =========

ITEM  2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

A Stock Purchase Agreement (the "Agreement") was executed on July 30, 1999 with respect to the shares of Common Stock between C. Cotran Holding inc., a company incorporated under the laws of Canada and Robert E. Asseltine, 547118 Ontario Limited represented by Brian F. Turnbull and the other selling shareholders of the Company, and with respect to the Preferred Stock of Sel-Drum Imaging Corporation, the parties to the Agreement are Densigraphix Kopi inc. ("Densigraphix"), a company incorporated under the laws of Canada and Robert E. Asseltine, Geraldine Asseltine and 547118 Ontario Limited.

The Agreement provided for the acquisition of 97% of the issued and outstanding Common Stock of the Company by C. Cotran Holding inc. and all of the outstanding Preferred Stock of Sel-Drum Imaging Corporation by Densigraphix. Subject to post-closing adjustments, the aggregate purchase price for the Common Stock and Preferred Stock was $5,702,472 US, that is $0.40 per share for the Common Stock and $457.90 US per share for the Preferred Stock of Sel-Drum Imaging Corporation.

On July 30, 1999, Mr. Camille Cotran was appointed Chairman of the Board and Chief Executive Officer and Mr. Raymond Sparks was appointed President and Chief Operating Officer of the Company.

The National Bank of Canada (the "Bank") agreed to make available a global financing in the amount of $6,000,000.00 CDN for the acquisition of the Company through C. Cotran Holding inc., Densigraphix and Sel-Drum Corporation. To secure the payment of various loans made for the purpose of the acquisition, the Offer of Financing by the Bank provides for certain undertakings by the Company, C. Cotran Holding inc., Densigraphix, Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. which include a moveable hypothec with delivery (pledge) of all the shares of the Company owned or to be owned by each of the respective borrowers.

Sel-Drum is a leading independent distributor of high mortality copier and printer replacement parts and supplies. As one of the largest independent high mortality copier parts distribution companies in North America, Sel-Drum provides a link between parts manufacturers, sellers and buyers. Sel-Drum is also developing strong relationships with suppliers who seek advanced inventory management and order processing. Through its strategic alliance with Densigraphix, the Company strengthened its hold in the toner segment of the market and positioned itself for a year of strong growth in the US market.

The Board of Directors of the Company, at a meeting held on November 17, 1999, reviewed the terms and conditions of all transactions taking place between the Company and Densigraphix to ascertain their fairness for the Company. All sales from Densigraphix to Sel-Drum are executed at terms at least as good as if they were negotiated at arms' length between independent parties.

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

The Company's primary business is the distribution of high mortality copier and printer replacement parts and toner. The Company also refurbishes facsimile and laser printer and fax cartridges. During the course of last year, the Company discontinued its drum manufacturing activities. This decision was motivated by a change in technology and did not affect the Company's operations as it had been ready to use the appropriate facilities for its cartridges refurbishing activities. The technology and equipment affiliated with the drum manufacturing operations have been written off and as of the year ended July 31, 1999, a loss of $394,006.00 was recorded against earnings. In line with its aim of bolstering the Company's core business, the Company signed a cartridge sales contract in January 1999 with an important authorized dealer thus taking advantage of the under-utilized Kelowna Facility refurbishing and distribution capacity. The second tier of the contract, increasing the number of cartridges processed in the Kelowna Facility, took effect in early September 1999.

The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. Outside of North America, the Company is represented by several distributors with their sales accounting for less than 5% of the total revenues.

The Company is also looking at the possibility of seeking a listing on the Chicago Stock Exchange, the Nasdaq SmallCap Market or a national or other regional exchange. Although not pursued during the past year in view of its acquisition by C. Cotran Holding inc., this goal remains an integral part of the Company's development strategy.

A new computer system was introduced in 1999. Training is completed. This system is now fully functional in Burlington and Buffalo.

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


                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                                     October 31         October 31
                  Statement of Operations Data                          1999               1998
                  ----------------------------                    ------------------ ------------------


                  Net Sales                                                  100.0%             100.0%
                  As a Percentage of Net Sales:
                  Cost of Goods Sold                                          69.6%              70.2%
                  Gross Profit                                                30.4%              29.8%
                  Selling, General and Administrative Expenses                21.6%              23.8%
                  Provision for Bad Debt                                        .6%                .6%
                  Income from Operations                                       8.2%               5.4%
                  Other Income (Expense)                                        .1%              (.5)%
                  Income before Taxes                                          8.3%               4.9%
                  Net Income                                                   5.0%               2.6%



Net sales for the three months ended October 31, 1999 increased by 15%. The increase in sales is the result of a combination of factors such as the strategic alliance with Densigraphix for the sales of toner products, a stronger demand for replacement parts and other products as well as general economic conditions.

For the months to come, the Company anticipates that the stronger demand will be maintained and that the strategic alliance with Densigraphix will continue to open up U.S. markets for sales of toner products. As a result, the Company expects to maintain the increase in sales for Fiscal 2000, although no assurance can be given that this will occur.

Gross profit margin for the three months ended October 31, 1999 was 30.4%, as compared to 29.8% for October 31, 1998.

Selling, general, and administrative expenses for the three months ended October 31, 1999 increased 4.7% from the prior comparable period. The increase resulted mainly from the increased commissions following the trend in sales.

As a result of the foregoing, net income for the three months ended October 31, 1999 increased from $85,820 to $187,183.


YEAR 2000 COMPLIANCE ISSUES

An issue affecting the Company and others is the inability of many computer systems and applications to process the year 2000 date change and the leap year 2000. Many currently installed computer systems and software applications are coded to accept only two digit entries in the date code field. These date code fields will need to accept entries to distinguish 21st century dates from 20th century dates. The inability to recognise or properly treat the year 2000 may cause our systems and applications to process critical financial and operational information incorrectly.

The Company has invested approximately $177,000 to change its computer system in order to be year 2000 compliant. An amount of $149,000 has been capitalised and the Company expects to be within its budget of $200,000 by the time the implementation is completed in connection with hardware and software upgrades relative to the establishment of an integrated data system.

INTERNAL SYSTEMS

After evaluating the Company's internal computer systems, it was decided to change the whole system in order to be year 2000 compliant.

The Company has completed the implementation of its new computer system which is certified by the supplier to be year 2000 compliant.

OUTSIDE VENDORS AND CUSTOMERS

Disruptions with respect to the computer systems of vendors or customers, which are outside our control, could impair our ability to obtain products and services or conduct business with our customers.

The Company has sent year 2000 issue questionnaires to its significant suppliers. Although the responses received do not indicate any significant year 2000 issues, there is no assurance that all significant suppliers and customers will take the necessary steps to ensure that their respective systems will be protected against the year 2000 issue or that even if such steps are taken, they will be successful.

OUR PRODUCTS

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

Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash provided by operating activities showed an improvement for the three months ended October 31, 1999 at $660,577 compared to $54,680 for the previous period. The Company's arrangements with its North American customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with overseas customers are generally on a letter of credit basis. Due to the

Company's expansion strategy, management believes that the Company's working capital requirements will increase.

The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of $2,847,600 US. ($4,200,000 Canadian dollars). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases for an amount of $2,169,600 US. ($3,200,000 Canadian dollars). As at October 29,1999, the revolving demand loan was increased by $339,000 US. ($500,000 Canadian dollars) according to the terms of the financing provided by the National Bank of Canada for the acquisition by
C. Cotran Holding and Densigraphix of Sel-Drum International Inc. In addition, as part of the financing, a new term loan of $339,000 US. ($500,000 Canadian dollars) was granted to the Company.

The additional financing provided by the Bank was used to lend to Densigraphix an amount of $1,017,000 US. ($1,500,000 Canadian dollars). The note receivable carries an interest rate of prime + 1% and the interest will be payable monthly.

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




                                           SEL-DRUM INTERNATIONAL INC.





Date December 15, 1999               /s/  Camille Cotran, Chairman and CEO
----------------------               -------------------------------------------




Date December 15, 1999               /s/  John C. Hall, Vice-President, Finance
----------------------               -------------------------------------------

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

      (a) The documents listed under Item (3) of this Index are incoporated herein by reference.

(10)   MATERIAL CONTRACTS

       Not applicable.

(11)   STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

       Computation can be clearly determined in the Financial Statements included herein under Item 1.

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