Form 10QSB
period 2000-01-31
SEL DRUM INTERNATIONAL INC
filed 2000-03-16
CIK 915401

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2000
                                                ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                 For the transition period from _____________ to ______________

                 COMMISSION FILE Number 0-22964
                                        -------

                           SEL-DRUM INTERNATIONAL, INC.
                           ----------------------------
        (Exact name of small business issuer as specified in its charter)

           NEW YORK                                      84-1236134
           --------                                      ----------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
 incorporation or organization)

                501 AMHERST STREET, BUFFALO, NEW YORK 14207-2913
                ------------------------------------------------
                    (Address of principal executive offices)

                                  905-335-2766
                                  ------------
                           (Issuer's telephone number)


     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

         State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date;

                          COMMON STOCK, $.01 PAR VALUE
          7,417,500 SHARES ISSUED AND OUTSTANDING AS OF MARCH 10, 2000

         Transitional Small Business Disclosure Format (check one:)


Yes [ ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS.

                           Unaudited Consolidated Balance Sheets as of July 31,1999 and January 31, 2000

                           Unaudited Consolidated Statements of Income for the six months ended January 31, 1999 and January 31, 2000 and for the quarter ended January 31, 1999 and January 31, 2000

                           Unaudited Consolidated Statements of Cash Flow for the six months ended January 31, 1999 and January 31, 2000

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                          PART 1: FINANCIAL INFORMATION
                          -----------------------------
                          ITEM 1: FINANCIAL STATEMENTS
                          ----------------------------
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------


CURRENT ASSETS                                  JANUARY 31, 2000   JULY 31, 1999
--------------                                  ----------------   -------------

Cash and Cash equivalents                          $   702,870      $   202,965

Accounts receivable, net                             2,133,665        1,877,050

Notes Receivable from related parties                1,000,500               --

Inventories                                          3,027,574        3,007,597

Refundable sales taxes                                  17,873           49,027

Deferred income taxes                                   38,000           38,000

Other current assets                                    59,067          101,710
                                                   -----------      -----------

                                                     6,979,549        5,276,349

PROPERTY
--------

Equipment                                            1,037,680          989,118

Vehicles                                                13,922           13,922

Furniture and fixtures                                  83,001           80,050

Leasehold improvements                                 412,887          412,109
                                                   -----------      -----------

                                                     1,547,490        1,495,199

Less accumulated depreciation and amortization      (1,019,781)        (930,822)
                                                   -----------      -----------

                                                       527,709          564,377

OTHER ASSETS
------------

Non-competition agreement, net                          18,702           24,936

Sundry, principally deposits                            11,885           11,885
                                                   -----------      -----------

                                                        30,587           36,821
                                                   -----------      -----------

                                                   $ 7,537,845      $ 5,877,547
                                                   ===========      ===========

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
                  ----------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

  CURRENT LIABILITIES                   JANUARY 31, 2000    JULY 31, 1999
  -------------------                   ----------------    -------------

  Bank overdraft                           $   174,712      $        --

  Notes payable to bank                        955,460               --

  Current portion of long-term debt             71,211           31,827

  Accounts payable                             278,244          404,162

  Income Taxes Payable                          82,580               --

  Other current liabilities                    303,564          321,878
                                           -----------      -----------

                                             1,865,771          757,867


  OTHER LIABILITIES
  -----------------

  Long Term Debt                               250,126               --


  SHAREHOLDERS' EQUITY
  --------------------

  Common stock                                  74,175           76,425

  Additional paid-in capital                   609,096          706,846

  Preferred stock                            4,499,805        4,499,805

  Retained earnings                            512,784          211,222

  Accumulated other comprehensive loss        (273,912)        (274,618)
                                           -----------      -----------

                                             5,421,948        5,219,680

  Less: Common stock in treasury                    --         (100,000)
                                           -----------      -----------

                                             5,421,948        5,119,680
                                           -----------      -----------

                                           $ 7,537,845      $ 5,877,547
                                           ===========      ===========

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
                   -------------------------------------------


                                                                           (U.S.$)
                                                                  SIX MONTHS ENDED JANUARY 31

                                                                    2000             1999
                                                                    ----             ----
  Net Sales                                                      $ 7,466,715      $ 6,702,882

  Cost of goods sold                                               5,247,799        4,812,978
                                                                 -----------      -----------

                     GROSS PROFIT                                  2,218,916        1,889,904


  Selling, operating and general and administrative expenses       1,665,346        1,570,830

  Provision for bad debts                                             32,157           32,469
                                                                 -----------      -----------

                     INCOME FROM OPERATIONS                          521,413          286,605


  Other income (expense):

                    Interest Income                                    9,443              880

                    Interest Expense                                 (33,541)         (27,993)

                    Foreign currency Transaction Gain(Loss)           11,630            8,674
                                                                 -----------      -----------

                                                                     (12,468)         (18,439)
                                                                 -----------      -----------

                    INCOME BEFORE INCOME TAXES                       508,945          268,166


  Income Taxes:

                    Current                                          207,383          119,168

                    Deferred                                              --               --
                                                                 -----------      -----------

                                                                     207,383          119,168
                                                                 -----------      -----------

                    NET INCOME                                   $   301,562      $   148,998
                                                                 ===========      ===========


  Number of common shares outstanding                              7,417,500        7,542,500

  Net income per common share                                    $      0.04      $      0.02
                                                                 ===========      ===========


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
                   -------------------------------------------


                                                                          (U.S.$)
                                                                 QUARTER ENDED JANUARY 31

                                                                   2000            1999
                                                                   ----            ----
Net Sales                                                      $ 3,725,190      $3,461,092

Cost of goods sold                                               2,643,723       2,537,335
                                                               -----------      ----------

                   GROSS PROFIT                                  1,081,467         923,757


Selling, operating and general and administrative expenses         856,798         798,606

Provision for bad debts                                             10,386          14,611
                                                               -----------      ----------

                   INCOME FROM OPERATIONS                          214,283         110,540


Other income (expense):

                  Interest Income                                    8,936             572

                  Interest Expense                                 (21,364)        (12,668)

                  Foreign currency Transaction Gain(Loss)           (2,875)         11,315
                                                               -----------      ----------

                                                                   (15,303)           (781)
                                                               -----------      ----------

                  INCOME BEFORE INCOME TAXES                       198,980         109,759


Income Taxes:

                  Current                                           84,601          46,581

                  Deferred                                              --              --
                                                               -----------      ----------

                                                                    84,601          46,581
                                                               -----------      ----------

                  NET INCOME                                   $   114,379      $   63,178
                                                               ===========      ==========


Number of common shares outstanding                              7,417,500       7,542,500

Net income per common share                                    $      0.01      $     0.01
                                                               ===========      ==========


                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------


                                                                                         (U.S. $)
                                                                                SIX MONTHS ENDED JANUARY 31

                                                                                    2000           1999
                                                                                    ----           ----
CASH FLOWS - OPERATING ACTIVITIES
     Net Income                                                               $   301,562      $   148,998

     Adjustments to reconcile net income to net cash provided

     from (used for) operating activities:

                Provision for bad debts                                            32,157           32,469

                Depreciation and amortization                                      94,157          120,572

                Deferred income taxes                                                  --           50,620

                Gain on Disposal of Property                                           --               --

                Changes in certain assets and liab. affecting operations:

                                 Accounts receivable                             (258,409)        (282,891)

                                 Inventories                                      (19,977)         (55,497)

                                 Other current assets                              73,797           50,277

                                 Deposits                                              --              389

                                 Accounts payable                                (125,918)        (473,872)

                                 Income taxes payable                              82,580           60,614

                                 Other current liabilities                        (18,314)          77,560
                                                                              -----------      -----------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                       161,635         (270,761)

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------

Purchases of property                                                             (49,796)         (78,106)
                                                                              -----------      -----------

NET CASH (USED FOR) INVESTING ACTIVITIES                                          (49,796)         (78,106)

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------

     Long Term Borrowings                                                         333,500               --

     Bank overdraft                                                               174,712           32,832

     Notes receivable - related parties                                        (1,000,500)          10,227

     Short-Term borrowings net                                                    955,460          217,999

     Repayments on long-term debt                                                 (43,990)        (121,315)

     Repurchase of common stock                                                        --          (50,000)
                                                                              -----------      -----------

NET CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES                            419,182           89,743

Effect of exchange rate changes on cash                                           (31,116)          58,218
                                                                              -----------      -----------

NET (DECREASE) INCREASE IN CASH                                                   499,905         (200,906)

Cash and Cash Equivalents at beginning of period                                  202,965          285,750
                                                                              -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   702,870      $    84,844
                                                                              ===========      ===========


ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Sel-Drum International, Inc., a New York Corporation ("Sel-Drum" or the "Company") is the successor corporation to Dakota Equities, Ltd., a publicly held "blind pool." On February 1, 1995, the Company acquired all the outstanding common shares of Sel-Drum Imaging Corporation, the parent corporation of a privately held Canadian corporation which was founded in 1978. The Company amalgamated Micron Imaging Corporation (now the Kelowna Facility) and Sel-Drum Corporation on November 1, 1996.

A Stock Puchase Agreement (the "Agreement") was executed on July 30, 1999 with respect to the shares of Common Stock between C. Cotran Holding inc., a company incorporated under the laws of Canada and Robert E. Asseltine, 547118 0ntario Limited represented by Brian F. Turnbull and the other selling shareholders of the Company and with respect to the Preferred Stock of Sel-Drum Imaging Corporation, between Densigraphix Kopi inc. ("Densigraphix") a company incorporated under the laws of Canada and Robert E .Asseltine, Geraldine Asseltine and 547118 Ontario Limited.

The Agreement provided for the acquisition of 97% of the issued and outstanding Common Stock of the Company by C. Cotran Holding inc. and all of the outstanding shares of Preferred Stock of Sel-Drum Imaging Corporation by Densigraphix. Subject to post-closing adjustments, the aggregate purchase price for the Common Stock and Preferred Stock was $5,702,472 US, that is $0.40 per share for the Common Stock and $457.90 US per share for the Preferred Stock of Sel-Drum Imaging Corporation.

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

On January 13, 2000, an amending agreement was signed whereby the purchase price was adjusted by $20,000 as a final post-closing adjustment in accordance with the terms of the Stock Purchase Agreement.

At a Board or Directors meeting held on November 17, 1999, the directors approved a resolution to cancel 225,000 shares of common stock held by the Company as treasury stock and these shares were restored to authorized but unissued shares.

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

The Board of Directors of the Company, at a meeting held on November 17, 1999 reviewed the terms and conditions of all transactions taking place between the Company and Densigraphix to ascertain their fairness for the Company. All sales from Densigraphix to Sel-Drum are executed at terms at least as good as if they were negotiated at arms' length between independent parties.

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

The Company's primary business is the distribution of high mortality copier and printer replacement parts and toner. The Company also refurbishes facsimile and laser printer and fax cartridges. During the course of last year, the Company discontinued its drum manufacturing activities. This decision was motivated by a change in technology and did not affect the Company's operations, as it had been ready to use the appropriate facilities for its cartridges refurbishing activities. The technology and equipment affiliated with the drum manufacturing operations have been written off and as of the year ended July 31, 1999 and in consequence a loss of $394,006.00 was recorded against earnings. In line with its aim of bolstering the Company's core business, the Company signed a cartridge sales contract in January 1999 with an important authorized dealer thus taking advantage of the under-utilized Kelowna Facility refurbishing and distribution capacity. The second tier of the contract, increasing the number of cartridges processed in the Kelowna Facility, took effect in early September 1999.

The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. Outside of North America, the Company is represented by several distributors with their sales accounting for less than 5% of the total revenues.

The Company is also looking at the possibility of seeking a listing on the Chicago Stock Exchange, the Nasdaq SmallCap Market or a national or other regional exchange. Although not pursued during the past year in view of its acquisition by Cotran Holding inc., this goal remains an integral part of the Company's development strategy.

A new computer system was introduced in 1999. Training is completed. This system is now fully functional in Burlington and Buffalo.

At the Annual Meeting of Shareholders of the Company held on January 17, 2000, four nominees were proposed for election as directors. Prior to the vote on the election of directors, Mr. Gilles Carli's appointment was postponed for technical reasons. The Board of Directors was authorized to decide on the timing of Mr.Carli's appointment. Camille Cotran, John Brohman and Louise Vaillancourt-Chatillon were elected directors to serve until the next Annual Meeting of Shareholders and until their successors are elected or appointed and qualify.

Following the Annual Meeting of Shareholders on January 17, 2000, Mr. Camille Cotran was reappointed Chairman and Chief Executive Officer and Mr. Raymond Sparks was reappointed President and Chief Operating Officer of the Company.

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


                                                THREE MONTHS ENDED        SIX MONTHS ENDED

                                                January 31,  January 31,  January 31,  January 31,
Statement of Operations Data                       2000         1999         2000         1999
----------------------------                    --------------------------------------------------
Net Sales                                          100.0%      100.0%       100.0%        100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                                  71.0%       73.3%        70.3%         71.8%
Gross Profit                                        29.0%       26.7%        29.7%         28.2%
Selling, General and Administrative Expenses        23.0%       23.1%        22.3%         23.4%
Provision for Bad Debt                               0.3%        0.4%         0.4%          0.5%
Income from Operations                               5.7%        3.2%         7.0%          4.3%
Other Income (Expense)                              (0.4)%        --         (0.2)%        (0.3)%
Income before Taxes                                  5.3%        3.2%         6.8%          4.0%
Net Income                                           3.1%        1.8%         4.0%          2.2%

Net sales for the three months ended January 31, 2000 were $3,725,190 as compared with $3,461,092 for the three months ended January 31, 1999, an approximately 8% increase. For the six months ended January 31, 2000 net sales were $7,466,715, as compared with $6,702,882 for the six months ended January 31, 1999 an increase of approximately 11%. The increase in sales is the result of a combination of factors such as the strategic alliance with Densigraphix for the sales of toner products, a stronger demand for replacement parts and other products as well as general economic conditions.

Gross profit margin for the three months ending January 31, 2000 was 29.0%, as compared to 26.7% for the same period last year. For the six months ended January 31, 2000, gross profit margin was 29.7% as compared to 28.2% for the six months ended January 31, 1999. The gross profit in absolute dollars increased by $157,710 and $329,012 for the three and six month periods, respectively.

Selling, general, and administrative expenses for the three months ended January 31, 2000 increased 7.3% from the prior comparable period. As a percentage of net sales, selling, general and administrative expenses remain stable at 23% as a result of the increase in net sales. For the six months ended January 31, 2000, selling, general and administrative expenses in absolute dollars increased by $94,516 or 6.0%. The increases for the six-month period resulted primarily from timing of sales commissions and bonuses following the trend in sales, and increased sales and computer training expenses for new products and the new computer system.

The interest expense for the three months ended January 31, 2000 increased by $8,696 as a result of the new financing put in place October 31, 1999 but was partly offset by an increase in interest income of $8,364. For the six months ended January 31, 2000, the interest expense increased by $5,548 and was offset by interest income of $8,563.

As a result of the foregoing, net income for the three months ended January 31, 2000 increased from $63,178 to $114,379 and represents 3.1% of net sales. For the six months ended January 31, 2000 net income increased from $148,998 to $301,562 and represents 4% of net sales.

YEAR 2000 COMPLIANCE ISSUES

The Company has examined the risks associated with the year 2000 with regards to computer systems and applications.

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

During the year 2000 date change and the leap year 2000, no problems with the internal systems nor disruptions with respect to the computer systems of vendors or customers were experienced by the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash provided by operating activities showed an improvement for the six months ended January 31, 2000 at $161,635 compared to net cash used in operations of ($270,261) for the previous period. The Company's arrangements with its North American customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with overseas customers are generally on a letter of credit basis or sight draft. Due to the Company's expansion strategy, management believes that the Company's working capital requirements will increase. These requirements will be met with cash generated through operations or bank loans.

The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of $2,801,400 U.S. ($4,200,000 Canadian dollars). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases for an amount of $2,134,400 U.S. ($3,200,000 Canadian dollars). As at October 29,1999, the revolving demand loan was increased by $333,500 U.S. ($500,000 Canadian dollars) according to the terms of the financing provided by the National Bank of Canada for the acquisition by
C. Cotran Holding inc. and Densigraphix of Sel-Drum International, Inc. In addition, as part of the financing, a new term loan of $339,000 U.S. ($500,000 Canadian dollars) was granted to the Company.

As at January 31, 2000 outstanding borrowing of $955,460 us existed under this arrangement. An amount of $667,000 ($1,000,000 Canadian dollars) was used as part of the stock purchase financing and the balance $288,460 U.S. ($432,475 Canadian dollars) was used in operations.

The additional financing provided by the Bank was used to lend to Densigraphix an amount of $1,000,500 U.S. ($1,500,000 Canadian dollars) in consideration for the issuance of a note receivable which carries an interest rate of prime + 1% and the interest will be payable monthly.

Cash flow from operations coupled with cash flow generated by bank financing has provided the Company with the cash necessary to meet its cash requirements.

Risks
-----

Sel-Drum faces the financial risks inherent to the nature of its activities. The Company also faces risks stemming from other factors such as fluctuations in exchange rates and economic market conditions in general.

                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 17, 2000, the Shareholders of the Company approved the following proposals at the Annual Meeting:

PROPOSAL 1: TO ELECT DIRECTORS TO SERVE UNTIL THE NEXT ANNUAL MEETING:

                                    For                   Authority
                                    ---                   Withheld
                                                          ---------
Camille Cotran                      7,307,703             100
Louise Vaillancourt-Chatillon       7,307,703             100
John Brohman                        7,307,703             100
Gilles Carli                        7,307,703             100

This proposal was amended at the meeting to the effect that Gilles Carli's appointment was postponed pending a decision of the Board of Directors. The Board of Directors was authorized to decide on the timing of the appointment of Mr.Carli.

PROPOSAL 2: TO APPROVE AND RATIFY THE SELECTION OF MENGEL, METZGER, BARR & CO. LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE FISCAL YEAR ENDING JULY 31, 2000:

          For             Against          Abstain
          ---             -------          -------

          7,307,653       50               100

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

                                     SEL-DRUM INTERNATIONAL INC.





Date March 16, 2000                  /s/ Camille Cotran, Chairman and CEO
-------------------                  ------------------------------------

Date March 16, 2000                  /s/ John C. Hall, Vice-President, Finance
-------------------                  -----------------------------------------

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

         (b)      BY - LAWS

                  Amended and Restated By-Laws are incorporated by reference to
                  Exhibit 3(b) to the Registrant's Form 10-QSB filed for the quarterly period ended January 31, 1998.

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES

         The documents listed under Item 3 of this index are incorporated herein by reference.

(10)     MATERIAL CONTRACTS

         Not applicable.

(11)     STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

         Computation can be clearly determined in the Financial Statements included herein under Item 1.

(15)     LETTER ON UNAUDITED INTERIM FINANCIAL STATEMENTS

         Not applicable.

(18)     LETTER ON CHANGE IN ACCOUNTING PRINCIPLES

         Not applicable

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