Form 10QSB
period 2000-04-30
SEL DRUM INTERNATIONAL INC
filed 2000-06-13
CIK 915401

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended APRIL 30, 2000

   TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

      For the transition period from _______________ to __________________

                         COMMISSION FILE NUMBER 0-22964
                         ------------------------------

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


   __________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  No

     State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date;

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
          7,417,500 SHARES ISSUED AND OUTSTANDING AS OF JUNE 14, 2000

     Transitional Small Business Disclosure Format (check one:)

Yes  No

                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND ACCOUNTANTS REPORT

         Consolidated Balance Sheets as of April 30, 2000 and
         July 31, 1999

         Consolidated Statements of operations for the three months and nine months ended April 30, 1999 and April 30, 2000

         Consolidated Statements of Cash Flow for the nine months ended April 30, 1999 and April 30, 2000

         Notes to Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          SEL-DRUM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

                               ACCOUNTANTS REPORT
                                 APRIL 30, 2000

ITEM 1. FINANCIAL INFORMATION
----------------------------------------------------------------------------


CONTENTS
--------

CONSOLIDATED FINANCIAL STATEMENTS                                       PAGE
---------------------------------                                       ----
   Accountants' Report                                                   3

   Consolidated Balance Sheets -
     April 30, 1999 and July 31, 1999                                    5

   Consolidated Statements of Operations -
     Three Months Ended April 30, 2000 and 1999                          7

   Consolidated Statements of Comprehensive Operations -
     Three Months Ended April 30, 2000 and 1999                          8

   Consolidated Statements of Operations -
     Nine Months Ended April 30, 2000 and 1999                           9

   Consolidated Statements of Comprehensive Operations -
     Nine Months Ended April 30, 2000 and 1999                          10

   Consolidated Statements of Cash Flows -
     Nine Months Ended April 30, 2000 and 1999                          11

   Notes to Consolidated Financial Statements                           13

                               ACCOUNTANTS' REPORT


Shareholders and Board of Directors
Sel-Drum International, Inc. and Subsidiaries


We have reviewed the consolidated balance sheet of Sel-Drum International, Inc. and Subsidiaries as of April 30, 2000, and the related consolidated statements of operations, and comprehensive operations for the three month and nine month periods ended April 30, 2000, and cash flows for the nine month period ended April 30, 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended April 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of July 31, 1999, and the related consolidated statements of operations, comprehensive operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated September 24, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 1999 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

The accompanying consolidated statements of operations, and comprehensive operations for the three month and nine month periods ended April 30, 1999, and cash flows for the nine month period ended April 30, 1999 were compiled by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting, in the form of financial statements, information that is the representation of management. We have not audited or reviewed the consolidated statements of operations, and comprehensive operations for the three month and nine month periods ended April 30, 1999, and cash flows for the nine month period ended April 30, 1999 and, accordingly, do not express an opinion or any other form of assurance on them.

                                      /s/ Mengel, Metzger, Barr & Co. LLP

Rochester, New York
June 7, 2000

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           April 30,      July 31,
                       ASSETS                                2000           1999*
                                                          ----------     ----------
                                                          (Reviewed)      (Audited)
CURRENT ASSETS
  Cash and cash equivalents                               $  229,627     $  202,965
  Accounts receivable, net of allowance for doubtful
    accounts of $116,000 and $100,000 respectively         2,217,705      1,877,050
  Inventories                                              3,463,557      3,007,597
  Refundable income taxes                                          -         49,027
  Deferred income taxes                                       38,000         38,000
  Other current assets                                       175,549        101,710
                                                          ----------     ----------
                                 TOTAL CURRENT ASSETS      6,124,438      5,276,349

PROPERTY
  Equipment                                                1,077,564        989,118
  Vehicles                                                    13,922         13,922
  Furniture and fixtures                                      84,795         80,050
  Leasehold improvements                                     419,002        412,109
                                                          ----------     ----------
                                                           1,595,283      1,495,199
  Less accumulated depreciation and amortization           1,076,064        930,822
                                                          ----------     ----------
                                                             519,219        564,377
OTHER ASSETS
  Notes receivable from related parties                    1,562,200              -
  Non-competition agreement, net of accumulated
    amortization of $28,053 and $18,702, respectively         15,585         24,936
  Sundry, principally deposits                                10,833         11,885
                                                          ----------     ----------
                                                           1,588,618         36,821
                                                          ----------     ----------
                                                          $8,232,275     $5,877,547
                                                          ----------     ----------
                                                          ----------     ----------

* - Derived from the Form 10-KSB

See accountants' report and accompanying notes which are an integral part of the consolidated financial statements.

                                                           April 30,      July 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY                 2000           1999*
                                                          ----------     ----------
                                                          (Reviewed)     (Audited)
CURRENT LIABILITIES
  Bank overdraft                                          $  133,558     $        -
  Note payable to bank                                     1,311,149              -
  Current portion of long-term debt                           67,477         31,827
  Accounts payable                                           716,938        404,162
  Income taxes payable                                       189,428              -
  Other current liabilities                                        -        321,878
                                                          ----------     ----------
                            TOTAL CURRENT LIABILITIES      2,418,550        757,867

OTHER LIABILITY
  Long-term debt                                             236,184              -

SHAREHOLDERS' EQUITY
  Common stock                                                74,175         76,425
  Additional paid-in capital                                 609,096        706,846
  Preferred stock                                          4,499,805      4,499,805
  Retained earnings                                          680,843        211,222
  Accumulated other comprehensive loss                      (286,378)      (274,618)
                                                          ----------     ----------
                                                           5,577,541      5,219,680
  Less: Common stock in treasury, at cost                          -        100,000
                                                          ----------     ----------
                                                           5,577,541      5,119,680

                                                          ----------     ----------
                                                          $8,232,275     $5,877,547
                                                          ----------     ----------
                                                          ----------     ----------

* - Derived from the Form 10-KSB

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three months ended April 30,
                                                        -----------------------------
                                                             2000           1999
                                                          ----------     ----------
                                                          (Reviewed)     (Compiled)
Net sales                                                 $4,032,260     $4,303,357

Cost of goods sold                                         2,827,550      3,132,634
                                                          ----------     ----------
                                         GROSS PROFIT      1,204,710      1,170,723

Selling, administrative and general
  expenses                                                   911,323        837,924

Bad debts                                                     11,127         23,024
                                                          ----------     ----------
                               INCOME FROM OPERATIONS        282,260        309,775

Other income (expense):
  Interest income                                             46,632          1,884
  Interest expense                                           (54,483)       (17,725)
  Foreign currency transaction gain (loss)                     5,689        (37,210)
                                                          ----------     ----------
                                                              (2,162)       (53,051)
                                                          ----------     ----------
                           INCOME BEFORE INCOME TAXES        280,098        256,724

Income tax expense                                           112,039         91,145
                                                          ----------     ----------
                                           NET INCOME     $  168,059     $  165,579
                                                          ----------     ----------
                                                          ----------     ----------
Net income per common share:
  Basic and diluted                                       $     0.02     $     0.02
                                                          ----------     ----------
                                                          ----------     ----------
Weighted average:
  Common shares                                            7,417,500      7,459,167
  Dilutive stock options                                           -              -
                                                          ----------     ----------
             COMMON SHARES AND DILUTIVE STOCK OPTIONS      7,417,500      7,459,167
                                                          ----------     ----------
                                                          ----------     ----------

See accountants' report and accompanying notes which are an integral part of the consolidated financial statements.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                        Three months ended April 30,
                                                        -----------------------------
                                                             2000           1999
                                                          ----------     ----------
                                                          (Reviewed)     (Compiled)
Net income                                                 $168,059       $165,579

Other comprehensive (loss) income:
  Foreign currency translation adjustment                   (12,466)        61,060
                                                           --------       --------
                                 COMPREHENSIVE INCOME      $155,593       $226,639
                                                           --------       --------
                                                           --------       --------

See accountants' report and accompanying notes which are an integral part of the consolidated financial statements.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Nine months ended April 30,
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
                                                   (Reviewed)        (Compiled)
Net sales                                         $ 11,498,975      $ 11,006,239

Cost of goods sold                                   8,075,349         7,945,612
                                                  ------------      ------------
                                 GROSS PROFIT        3,423,626         3,060,627

Selling, administrative and general
  expenses                                           2,576,669         2,408,754

Bad debts                                               43,284            55,493
                                                  ------------      ------------
                       INCOME FROM OPERATIONS          803,673           596,380

Other income (expense):
  Interest income                                       56,075             2,764
  Interest expense                                     (88,024)          (45,718)
  Foreign currency transaction gain (loss)              17,319           (28,536)
                                                  ------------      ------------
                                                       (14,630)          (71,490)
                                                  ------------      ------------
                   INCOME BEFORE INCOME TAXES          789,043           524,890

Income tax expense                                     319,422           210,313
                                                  ------------      ------------
                                   NET INCOME     $    469,621      $    314,577
                                                  ------------      ------------
                                                  ------------      ------------
Net income per common share:
  Basic and diluted                               $       0.06      $       0.04
                                                  ------------      ------------
                                                  ------------      ------------
Weighted average:
  Common shares                                      7,417,500         7,459,167
  Dilutive stock options                                     -                 -
                                                  ------------      ------------
     COMMON SHARES AND DILUTIVE STOCK OPTIONS        7,417,500         7,459,167
                                                  ------------      ------------
                                                  ------------      ------------


See accountants' report and accompanying notes which are an integral part of the consolidated financial statements.

                 SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                    Nine months ended April 30,
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
                                                   (Reviewed)        (Compiled)
Net income                                        $    469,621      $    314,577
Other comprehensive (loss) income:
  Foreign currency translation adjustment              (11,760)           65,871
                                                  ------------      ------------

                         COMPREHENSIVE INCOME     $    457,861      $    380,448
                                                  ------------      ------------
                                                  ------------      ------------


See accountants' report and accompanying notes which are an integral part of the consolidated financial statements.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine months ended April 30,
                                                       -----------------------------
                                                           2000              1999
                                                       ------------     ------------
                                                        (Reviewed)       (Compiled)
CASH FLOWS - OPERATING ACTIVITIES
  Net income                                           $   469,621      $   314,577
  Adjustments to reconcile net income to
    net cash (used for) provided from
    operating activities:
      Bad debts                                             43,284           55,493
      Depreciation and amortization                        154,593          183,247
      Deferred income taxes                                      -           53,903
      Changes in certain assets and liabilities
      affecting operations:
        Accounts receivable                               (383,939)        (631,919)
        Inventories                                       (455,960)         411,303
        Refundable income taxes                             49,027                -
        Other current assets                               (73,839)         147,613
        Deposits                                             1,052              (74)
        Accounts payable                                   312,776         (176,110)
        Income taxes payable                               189,428                -
        Other current liabilities                         (321,878)         105,778
                                                       ------------     ------------
               NET CASH (USED FOR) PROVIDED FROM
                            OPERATING ACTIVITIES           (15,835)         463,811

CASH FLOWS - INVESTING ACTIVITIES
  Purchases of property                                   (100,084)        (164,658)
                                                       ------------     ------------
                               NET CASH USED FOR
                            INVESTING ACTIVITIES          (100,084)        (164,658)

CASH FLOWS - FINANCING ACTIVITIES
  Increase (decrease) in bank overdraft                    133,558         (211,063)
  (Increase) decrease in notes receivable from
  related parties                                       (1,562,200)          39,846
  Short-term borrowings (repayments), net                1,311,149         (105,091)
  Borrowings on long-term debt                             337,400                -
  Repayments on long-term debt                             (65,566)        (138,083)
  Repurchase of common stock                                     -          (83,332)
                                                       ------------     ------------
               NET CASH PROVIDED FROM (USED FOR)
                            FINANCING ACTIVITIES           154,341         (497,723)

Effect of exchange rate changes on cash                    (11,760)          65,871
                                                       ------------     ------------
                      NET INCREASE (DECREASE) IN
                       CASH AND CASH EQUIVALENTS            26,662         (132,699)
Cash and cash equivalents at beginning of period           202,965          285,750
                                                       ------------     ------------
                       CASH AND CASH EQUIVALENTS
                                AT END OF PERIOD       $   229,627      $   153,051
                                                       ------------     ------------
                                                       ------------     ------------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                        Nine months ended April 30,
                                                       -----------------------------
                                                           2000              1999
                                                       ------------     ------------
                                                        (Reviewed)       (Compiled)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for:

    Interest                                           $     88,024     $     45,718
                                                       ------------     ------------
                                                       ------------     ------------

    Income taxes                                       $     80,967     $     50,557
                                                       ------------     ------------
                                                       ------------     ------------

NON-CASH FINANCING ACTIVITY

  Retirement of treasury stock                         $    100,000     $          -
                                                       ------------     ------------
                                                       ------------     ------------


See accountants' report and accompanying notes which are an integral part of the consolidated financial statements.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (See Accountants' Report)

                                 APRIL 30, 2000


NOTE A:  UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         The unaudited consolidated interim financial statements presented herein have been prepared by Sel-Drum International, Inc. (the "Company") in accordance with the accounting policies described in its July 31, 1999 Annual Report to the Shareholders and should be read in conjunction with the notes thereto.

         In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

NOTE B:  NOTES RECEIVABLE FROM RELATED PARTIES

         The composition of notes receivable from related parties at April 30, 2000 is as follows:

         Note receivable from C. Cotran Holding, Inc. (a Canadian
         holding company) to Sel-Drum Corporation (U.S.A.), Inc.
         bearing interest at the U.S. prime rate less 1% (effective rate of 8% at April 30, 2000).  There are currently no repayment
         terms for the outstanding balance.                                               $  550,000

         Note receivable from Densigraphix Kopi, Inc. (a wholly-owned subsidiary of C. Cotran Holding, Inc.) to Sel-Drum Corporation,
         bearing interest at the Canadian prime rate plus 1% (effective rate of 8% at April 30, 2000).  There are currently no repayment
         terms for the outstanding balance.                                                1,012,200
                                                                                          ----------
                                                                                          $1,562,200
                                                                                          ----------
                                                                                          ----------

C. Cotran Holding, Inc. (a Canadian holding company) owns 7,173,680 shares of the issued and outstanding common stock of Sel-Drum International, Inc. Densigraphix Kopi, Inc. (a wholly-owned subsidiary of C. Cotran Holding, Inc.) owns 100% of the issued and outstanding preferred shares of Sel-Drum Imaging Corporation (Class C and Class D).

Sel-Drum International, Inc. owns 100% of the common stock of Sel-Drum Imaging
         Corporation (a Canadian holding company). Sel-Drum Imaging Corporation owns 100% of the common stock of Sel-Drum Corporation (U.S.A.), Inc. (a United States operating company) and Sel-Drum Corporation (a Canadian operating company).

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                            (See Accountants' Report)

                                 APRIL 30, 2000


NOTE C:  NOTES PAYABLE TO BANK

         Sel-Drum Corporation has several debt arrangements with a Canadian bank, summarized as follows:

         FACILITY A: $2,834,160 revolving demand loan ($4,200,000 Canadian dollars) to assist with financing of the accounts receivable and inventories of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. The arrangement provides for interest to be paid monthly at the bank's prime rate plus 1.5% (an effective rate of 8.5% at April 30, 2000). This arrangement may be drawn upon by Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. At April 30, 2000, outstanding borrowings under Facility A were $1,311,149. Letters of credit (see Facility B below), reduce the amount of borrowings available under the terms of the arrangement.

         FACILITY B: This arrangement provides the Company with letters of credit to purchase inventories, up to an amount approximating $1,012,200 ($1,500,000 Canadian dollars), subject to the outstanding balance of Facility A cited above.

         FACILITY C: $250,000 revolving demand loan to finance the payment of U.S. trade accounts payable, subject to the outstanding balance of Facility A cited above.

         FACILITY D: $50,000 facility to provide check clearing privileges for U.S. dollar checks, subject to the outstanding balance of Facility A cited above.

         FACILITY E: $236,180 ($350,000 Canadian dollars) facility to provide for the purchase of up to $1,180,900 ($1,750,000 Canadian dollars) of forward exchange contracts in various foreign currencies. Borrowings are subject to the outstanding balance of Facility A cited above. At April 30, 2000, the Company had outstanding forward exchange contracts aggregating $375,000, which reduced the availability for borrowing under Facility A by $75,000.

At April 30, 2000 the Company had $1,448,011 available for borrowing under these arrangements.

The above arrangements are secured by substantially all assets of Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc., the limited corporate guarantees of Sel-Drum International, Inc. and Sel-Drum Imaging Corp., each in the amount of $2,361,800 ($3,500,000 Canadian dollars), and the limited corporate guarantee of Sel-Drum Corporation (U.S.A.), Inc. in the amount of $1,012,200 ($1,500,000 Canadian dollars). Further, the arrangements contain various covenants, which provide for, among other things, the maintenance of certain ratios and dividend restrictions.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                            (See Accountants' Report)

                                 APRIL 30, 2000

NOTE D:  LONG-TERM DEBT

         Long-term debt at April 30, 2000 is summarized as follows:

         Term note payable to financial institution, due in equal monthly installments of $5,623 plus interest at the Canadian prime rate plus 1.5% (effective rate of 8.5% at April 30, 2000), through
         October 2004.                                                                    $303,661

         Less: Current portion of long-term debt                                            67,477
                                                                                          --------
                                                                                          $236,184
                                                                                          --------
                                                                                          --------

The maturity of the long-term debt portion is as follows:

                        Annual period ending
                        --------------------
                           April 30, 2002                                                 $ 67,476
                           April 30, 2003                                                   67,476
                           April 30, 2004                                                   67,476
                           April 30, 2005                                                   33,756
                                                                                          --------
                                                                                          $236,184
                                                                                          --------
                                                                                          --------

NOTE E:  COMMON STOCK

         The following is certain information regarding common stock as of April 30, 2000:

                        Common stock
                        ------------
                          Par value                                                          $0.01
                          Shares authorized                                            100,000,000
                          Shares issued and outstanding                                  7,417,500

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

GENERAL

Sel-Drum International, Inc., a New York Corporation ("Sel-Drum" or the "Company") is the successor corporation to Dakota Equities Ltd., a publicly held "blind pool." On February 1, 1995, the Company acquired all the outstanding common shares of Sel-Drum Imaging Corporation, the parent corporation of a privately held Canadian corporation, which was founded in 1978. The Company amalgamated Micron Imaging Corporation (now the Kelowna Facility) and Sel-Drum Corporation on November 1, 1996.

A Stock Purchase Agreement (the "Agreement") was executed on July 30, 1999 with respect to the shares of Common Stock of the Company between C. Cotran Holding Inc., a company incorporated under the laws of Canada and Robert E. Asseltine, 547118 0ntario Limited represented by Brian F. Turnbull and the other selling shareholders of the Company and with respect to the Preferred Stock of Sel-Drum Imaging Corporation, between Densigraphix Kopi Inc. ("Densigraphix") a company incorporated under the laws of Canada and Robert E. Asseltine, Geraldine Asseltine and 547118 Ontario Limited.

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

The National Bank of Canada (the "Bank") agreed to make available a global financing in the amount of $6,000,000 CDN for the acquisition of the Company through C. Cotran Holding Inc., Densigraphix and Sel-Drum Corporation. To secure the payment of various loans made for the purpose of the acquisition, the Offer of Financing by the Bank provides for certain undertakings by the Company, C. Cotran Holding Inc., Densigraphix, Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. which include a moveable hypothec with delivery (pledge) of all the shares of the Company owned or to be owned by each of the respective borrowers.

On January 13, 2000, an amending agreement was signed whereby the purchase price was adjusted by $20,000 as a final post-closing adjustment in accordance with the terms of the Stock Purchase Agreement.

At a Board of Directors meeting held on November 17, 1999, the directors approved a resolution to cancel 225,000 shares of common stock held by the Company as treasury stock and these shares were restored to authorized but unissued shares.

Sel-Drum is a leading independent distributor of high mortality copier and printer replacement parts and supplies. As one of the largest independent high mortality copier parts distribution companies in North America, Sel-Drum provides a link between parts manufacturers, sellers and buyers. Sel-Drum is also developing strong relationships with suppliers who seek advanced inventory management and order processing programs. Through its strategic alliance with Densigraphix, the Company strengthened its hold in the toner segment of the market and positioned itself for a year of strong growth in the US market.

The Board of Directors of the Company, at a meeting held on November 17, 1999 reviewed the terms and conditions of all transactions taking place between the Company and Densigraphix to ascertain their fairness for the Company. All sales from Densigraphix to Sel-Drum are executed at terms at least as good as if they were negotiated at arms' length between independent parties.

Through its Sel-Drum Imaging Corporation subsidiary, the Company has two wholly owned subsidiaries, Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation. Unless otherwise indicated, all references to "Sel-Drum" or the "Company" include the Company, Sel-Drum Imaging Corporation, Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.), Inc. It should be noted that approximately 95% of the Kelowna Facility's products are sold directly to the other operating divisions. Sel-Drum Corporation (U.S.A.), Inc. and Sel-Drum Corporation employ a number of sales agents and telemarketers who directly contact the copier machine dealers throughout North America. There are approximately 7,000 such dealers marketing various brands of copier products. The Company estimates that the potential marketplace for high mortality replacement parts, drums and toner, not controlled by the Original Equipment Manufacturers ("O.E.M's") to be approximately $750 million in North America.

The Company's primary business is the distribution of high mortality copier and printer replacement parts and toner. The Company also refurbishes facsimile and laser printer cartridges. During the course of last year, the Company discontinued its drum manufacturing activities. This decision was motivated by a change in technology and did not affect the Company's operations, as it had been ready to use the appropriate facilities for its cartridges refurbishing activities. The technology and equipment affiliated with the drum manufacturing operations have been written off as of the year ended July 31, 1999 and in consequence a loss of $394,006.00 was recorded against earnings.

The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. Outside of North America, the Company is represented by several distributors with their sales accounting for less than 5% of the total revenues.

The Company is presently evaluating all its options as to its listing on the NASDAQ Bulletin Board.

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

                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        ------------------                     -----------------
                                                   April 30,          April 30,          April 30,          April 30,
STATEMENT OF OPERATIONS DATA                         2000               1999               2000                1999
----------------------------                   -------------------------------------------------------------------------
Net Sales                                           100.0%             100.0%             100.0%              100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                                   70.1%              72.8%              70.2%               72.2%
Gross Profit                                         29.9%              27.2%              29.8%               27.8%
Selling, General and Administrative Expenses         22.6%              19.5%              22.4%               21.9%
Provision for Bad Debt                                0.3%               0.5%               0.4%                0.5%
Income from Operations                                7.0%               7.2%               7.0%                5.4%
Other Income (Expense)                               (0.1)%             (1.2)%             (0.1)%              (0.6)%
Income before Taxes                                   6.9%               6.0%               6.9%                4.8%
Net Income                                            4.2%               3.8%               4.1%                2.9%

Net sales for the three months ended April 30, 2000 were $4,032,260 as compared with $4,303,357 for the three months ended April 30, 1999, a decrease of 6.3%. For the nine months ended April 30, 2000, net sales were $11,498,975, as compared with $11,006,239 for the nine months ended April 30, 1999, an increase of 4.5%. The increase in sales for the nine months ended April 30, 2000 is the result of a combination of factors such as the strategic alliance with Densigraphix for the sales of toner products, a stronger demand for replacement parts and other products as well as general economic conditions.

Gross profit margin for the three months ending April 30, 2000 was 29.9%, as compared to 27.2% for the same period last year. For the nine months ended April 30, 2000, gross profit margin was 29.8% as compared to 27.8% for the nine months ended April 30, 1999. The gross profit in absolute dollars increased by $33,987 and $362,999 for the three and nine month periods, respectively.

Selling, general, and administrative expenses for the three months ended April 30, 2000 increased $73,399 or 8.8% from the prior comparable period. For the nine months ended April 30, 2000, selling, general and administrative expenses in absolute dollars increased by $167,915 or 7%. Selling, general, and administrative expenses were 22.4% of net sales for the nine-month period ended April 30, 2000 as compared to 21.9% for the same period last year. The increase for the nine-month period resulted primarily from timing of sales commissions and bonuses following the trend in sales, and increased sales and computer training expenses for new products and the new computer system.

The interest expense for the nine months ended April 30, 2000 increased by $42,306 as a result of the new financing put in place October 31, 1999 but was partly offset by an increase in interest income.

As a result of the foregoing, net income for the three months ended April 30, 2000 increased from $165,579 to $168,059 and represents 4.2% of net sales. For the nine months ended April 30, 2000 net income increased from $314,577 to $469,621 and represents 4.1% of net sales.

Year 2000 compliance issues.

In the context of the Year 2000 review and after evaluating the company's internal computer systems, it had been decided to change the whole system in order to be year 2000 compliant. The company invested approximately $195,000 to change its computer system. Implementation was completed on time and within the $200,000 budget. An e-commerce functionality is now being added to the system.

During the year 2000 date change and the leap year 2000, no problems nor disruptions with respect to the computer systems of vendors or customers were experienced by the company.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

Net cash provided by or used for operating activities primarily represents net income plus changes in working capital positions. For the nine month period ended April 30, 2000, the financing activities provided net cash of $154,341 which the Company used for operations ($15,835) and to purchase fixed assets ($100,084). As a result, the net increase in cash of $26,662 for the nine-month period ended April 30, 2000 shows an improvement compared to a net decrease in cash of $132,699 for the previous period. The Company's arrangements with its North American customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with overseas customers are generally on a letter of credit basis or sight draft. Due to the Company's expansion strategy, management believes that the Company's working capital requirements will increase.

The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of US$2,834,160 ($4,200,000 Canadian). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases for an amount of US$2,159,000 ($3,200,000 Canadian). As at October 29, 1999, the revolving demand loan was increased by US$337,400. ($500,000 Canadian) according to the terms of the financing provided by the National Bank of Canada for the acquisition by C. Cotran Holding and Densigraphix of Sel-Drum International Inc. In addition, as part of the financing, a new term loan of US$337,400 ($500,000 Canadian) was granted to the company.

The additional financing provided by the Bank was used to lend to Densigraphix an amount of US$1,012,200 ($1,500,000 Canadian dollars). The note receivable carries an interest rate of prime + 1% and no repayment term.

As at April 30, 2000 outstanding borrowing of US$1,311,149 existed under this arrangement. An amount of $674,800 ($1,000,000 Canadian) was used as part of the stock purchase financing and the balance US$636,349 ($943,020 Canadian) was used in operations.

In March 2000, Sel-Drum International advanced an additional US$550,000. ($815,000 Canadian) to its parent company C. Cotran Holding, under the same terms and conditions than the existing note receivable. This amount was used by the parent company to reimburse part of the acquisition financing to the National Bank of Canada.

Cash flow from operations coupled with cash flow generated by bank financing has provided the Company with the cash necessary to meet its cash requirements.


RISKS

Sel-Drum faces the financial risks inherent to the nature of its activities. The company also faces risks stemming from other factors such as fluctuations in exchange rates and economic market conditions in general.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  See Index to Exhibits
         (b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter for which this report is filed.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SEL-DRUM INTERNATIONAL INC.


Date June 14, 2000                     /s/ Camille Cotran, Chairman and CEO
------------------                     ----------------------------------------

Date June 14, 2000                     /s/ John C. Hall, Vice-President, Finance
------------------                     -----------------------------------------

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

         Accountants Report included in Financial Statements

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
