Form 10KSB
period 2000-07-31
SEL DRUM INTERNATIONAL INC
filed 2000-10-27
CIK 915401

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended JULY 31, 2000
                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  ----------- to -----------------

                         Commission File Number 0-22964

                          SEL-DRUM INTERNATIONAL, INC.
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

                          COMMON STOCK $ .01 PAR VALUE
                          ----------------------------
                               Title of Each Class

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

The Issuer's revenues for the year ended July 31, 2000 were $15,372,469

As of October 20, 2000 there were 7,417,500 outstanding shares of Common Stock $.01 par value. The aggregate market value of the voting stock of the registrant held by non-affiliates on October 19, 2000 based on the average bid and asked price on such date was $ 190,667.

ITEM 1.  DESCRIPTION OF BUSINESS.

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

Sel-Drum is a leading independent distributor of high mortality copier and printer replacement parts and supplies. As one of the largest independent high mortality copier parts distribution companies in North America, Sel-Drum provides a link between parts manufacturers, sellers and buyers. Sel-Drum is also developing strong relationships with suppliers who seek advanced inventory management and order processing. Through its strategic alliance with Densigraphix Kopi inc.("Densigraphix"), the Company strengthened its hold in the toner segment of the market and positioned itself for growth in the US market. Please see below for more details on this transaction.

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

The Company's primary business is the distribution of high mortality copier and printer replacement parts and toners. The Company also refurbishes facsimile and laser printers and fax cartridges. During the course of fiscal 1999, the Company discontinued its drum manufacturing activities. This decision was motivated by a change in technology and did not affect the Company's operations, as it had been ready to use these facilities for its cartridges refurbishing activities. The technology and equipment have been written off and represented as at July 31, 1999, a loss of $394,006 against earnings. To be able to offer an integrated service comprehending both a product component and a value added technological component, the Company has been offering for the past months, through its Burlington office, specialized technical connectivity (networking) software services. The Company markets in the United States and Canada through a direct network of sales agents and telemarketers. Outside of North America, the Company is represented by several distributors, with their sales accounting for less than 5% of total revenues.

On March 7, 1997, the Company and certain principal shareholders terminated discussions with JRCS Corp. regarding the sale of substantially all of the outstanding capital stock of the Company.

On October 29, 1997, the Company hired Raymond C. Sparks as its Chief Executive 0fficer and President, replacing Brian Turnbull who had agreed to remain with the Company as a full-time consultant.

In December 1997, the Company reorganized its sales staff and began implementing this reorganization during the month of January 1998. As expected, sales were flat during the first nine months as a result of this reorganization of sales staff.

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

In late 1997, the Company initiated a strategic plan, which was designed to focus on the longer term growth prospects of the Company. This new strategy called for concentrating future efforts to take advantage of the perceived potential financial returns presented by existing opportunities within the high mortality copier replacement part and printer part marketplace. In line with its aim of bolstering the Company's core business, the Company signed a cartridge sales contract in January 1999 with an important authorized dealer thus taking advantage of the under-utilized Kelowna Facility refurbishing and distribution capacity to produce re-manufactured cartridges. The second tier of the contract, increasing the number of cartridges processed in the Kelowna Facility, took effect in early September 1999. The profitability of the Kelowna Facility is presently dependent on this contract which can be cancelled on a 3-month notice. At present, Management has no indication that such a cancellation could be forthcoming.

In the course of the implementation of its strategic plan which included seeking acquisition candidates, the Company contacted Densigraphix of Montreal, Quebec, a company specializing in the toner and cartridge distribution business, which already distributed some of Sel-Drum's products. In view of the complementary nature of the businesses and the compatible management philosophies, an agreement was reached between the principal shareholders and related parties of the companies whereby, C.Cotran Holding inc., a private company wholly-owned by Camille Cotran, purchased all of the shares held by Sel-Drum's principal shareholders and related parties. Following this transaction C.Cotran Holding inc. holds 97% of the voting and participating shares of the common stock of the Company.

The Company has reviewed all options available to it in terms of securities markets. After extensive consideration, the Company believes that it is in its best interest to seek privatization. To this end, it has initiated the process of applying for termination of registration of its Common Stock under Section 12 of the Securities Exchange Act of 1934.

A new computer system was introduced in 1999. Training is completed. The company is now taking advantage of the full functionality of the system. A full e-commerce strategy is currently under development by the Company.

On July 30, 1999, Brian Turnbull and Robert Asseltine, the principal shareholders of the Company, and other parties related to them disposed of all their shares in the Company. On July 6, 1999, Messrs. Turnbull and Asseltine delivered an executed original Term Sheet (the "Term Sheet" among themselves, Cotran Holding inc. and Densigraphix ("the purchasers"). Pursuant to the Term Sheet, Messrs. Asseltine and Turnbull agreed to sell to the purchasers all of the Company's Common Stock beneficially held by them at a price of $.40 US per share. Additionally, Messrs. Asseltine and Turnbull agreed to deliver and sell to the purchasers an additional 1,119,000 shares of Common Stock held by family members or related parties. The Term sheet further provided for the purchaser's acquisition of all outstanding shares of Preferred Stock held by Messrs. Asseltine and Turnbull (or their affiliates) in the Company's Sel-Drum Imaging Corporation subsidiary at a price of $457.90 US per share.

The proposed transaction was contingent upon several items including but not limited to: the repayment of indebtedness to the Company owed by related parties(approximately $159,820 owed by two corporations controlled by Mr. Turnbull); the resignation of current members of the Board of Directors and the execution of a definitive agreement.

A Stock Purchase Agreement ("Agreement") was executed on July 30, 1999 with respect to the shares of Common Stock between C. Cotran Holding inc., a company incorporated under the laws of Canada (the "purchaser") and Robert E. Asseltine, 547118 0ntario Limited represented by Brian F. Turnbull and the other selling shareholders of the company and with respect to the preferred stock of Sel-Drum Imaging Corporation, the parties to the Agreement are Densigraphix, a company incorporated under the laws of Canada (the "purchaser") and Robert E. Asseltine, Geraldine Asseltine and 547118 Ontario Limited.

The Agreement provided for the acquisition of 97% of the issued and outstanding common stock of the Company by C. Cotran Holding inc. and all of the outstanding preferred stock by Densigraphix. Subject to post-closing adjustments, the aggregate purchase price for the common and preferred stock was US$5,702,472.

The National Bank of Canada ("Bank") agreed to make available a global financing in the amount of $6,000,000CDN for the acquisition of the Company through C. Cotran Holding inc., Densigraphix and Sel-Drum Corporation. To secure the payment of various loans made for the purpose of the acquisition, the 0ffer of Financing by the Bank provides for certain undertakings by the Company, C. Cortan Holdings inc., Densigraphix, Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.) Inc. which include a moveable hypothec with delivery (pledge) of all the shares of the Company, owned or to be owned, by each of the respective borrowers.

The Company is currently reviewing options available to it through it's alliance with Densigraphix to achieve operational economies. These options may include the consolidation of operations and facilities.

COMPANY STRATEGY
----------------

Through flexibility in sourcing as well as customer service, the Company continually strives to be a reliable, innovative and cost-effective provider of high mortality copier and facsimile component products to the approximately $750 million per year market in North America.

The Company's focus since the acquisition has been on the sale of toners in the US, taking advantage of the synergies created by the strategic alliance with Densigraphix. The Company will remain attentive to opportunities in the European and Asia-Pacific regions and take advantage of communications established through its Website. The Company's strategy for the next year is to consolidate and reorganize certain operations to fully benefit from its strategic alliance with Densigraphix. Significant progress was achieved as to the main objectives of the Company:

- Provide high quality products and superior customer service. The Company has experienced a very low warranty rate as it monitors its sales force and the quality of its products on a continuous basis. The Company intends to continue its strategy of demanding high quality from its vendors.

- Improve refurbishing flexibility. The company's refurbishing facility in Kelowna, British Columbia (the "Kelowna Facility") obtained its ISO 9002 certification in June 1999. New contracts have permitted a more efficient use of its capacity.

- Establish integrated data system. To date, the basic functions of an integrated system have been successfully implemented as planned and within budget. The Company is now in a position to benefit from the increased flexibility provided by this new system. The implementation of additional functions is planned in the course of the year. No assurances can be given that such functions will be implemented or if implemented will be successful.

- Customers have access to the Company's Website. Orders are channeled through the sales representatives. A business to business e-commerce strategy is under development. This will enable direct ordering by customers off the Company's web site.

- The Company will continue to seek the full benefits of its alliance with Densigraphix through consolidation of certain operations or reorganization of certain functions. At this date, the Company is developing definitive plans in that regard.


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

COPIER, FACSIMILE, AND PRINTER PARTS DISTRIBUTION
-------------------------------------------------

Management believes Sel-Drum is one of the largest independent North American distributors of high mortality copier parts, drums, toner and related supplies, serving both the commercial, institutional and general copier after-markets through authorised and independent dealers. Product lines distributed by Sel-Drum include a variety of other supplies. Sel-Drum purchases these new parts from suppliers for its own account and resells such parts to its customers, which include authorised and independent dealers and other distributors. Seldrum purchases its generic toner almost exclusively from Densigraphix, the preferred shareholder of the Company's SelDrum Imaging Corporation subsidiary. The terms and conditions under which such purchases are made have been reviewed by the Board of Directors to ensure that these terms and conditions are fair and at least as advantageous as those Sel-Drum could have obtained if it has dealt at arms' length with a third party.

The Company distributes high mortality copier parts from customer service centers located throughout North America, and to a limited extent in Europe and the Asia-Pacific region. In the immediate future, the Company intends to focus its efforts on developing its sales of toner in the US markets building on the synergies deriving from its strategic alliance with Densigraphix. Prior to the transaction of July 30, 1999 referred to in Item 1 above, Densigraphix was a significant distributor of toner to the reprographics industry. The Company also marketed some of the Densigraphix toners outside of Quebec. Field sales representatives located in regions throughout North America call upon current and potential customers on a regular basis to solicit orders and provide product and operational information. Each service center is staffed to receive and process telephone, facsimile and mail orders. A majority of the parts distributed by the Company are located in its Buffalo, New York warehouse complex, with the remaining parts distributed from the Company's Burlington, Ontario and Kelowna, British Columbia facilities. To date sales outside of North America account for less than 5% of total sales.

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

SALES AND MARKETING
-------------------

The Company markets and inventories a line of 2,500 high mortality replacements parts, toner, coin-ops for copier and vending machines, key counters, key pads and other related accessories and refurbished facsimile and printer cartridges. Sel-Drum emphasizes breadth of product offering, competitive pricing, attention to customer service and value-added functions through advanced systems and inventory management/logistics applications. Sel-Drum's parts distribution operations serve the different requirements of both the commercial copier and the general copier after-market sectors.

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

SEASONALITY OF BUSINESS
-----------------------

Although there is no significant fluctuation in the flow of business, revenues are generally lower during the Company's fourth fiscal quarter. The Company believes this occurs due to school closings and slow down of business at government offices in the summer because those institutional customers are significant users of copying machines producing high volumes of copies and the recurring need for replacement parts.

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

EMPLOYEES
---------

At July 31, 2000, Sel-Drum employed approximately 104 full time employees located in the United States and Canada up from 93 as at 1999 year-end. The additional employees were recruited mostly to increase coverage in US sales territories with support staff. The Company has no employees represented by unions. The Company believes that its relationship with its employees is satisfactory.

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

PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK
--------------------------------------------

The Company's Common Stock currently trades on the NASD's OTC Bulletin Board. There can be no assurance that a market for the Common Stock will develop or be sustained. The stock is thinly traded and as a result is relatively illiquid. As a result, purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so.

COMMON STOCK ELIGIBLE FOR RESALE
--------------------------------

Of the 7,417,500 shares of Common Stock presently outstanding, over 7,165,680 shares are "restricted securities" and under certain circumstances may be sold in compliance with Rule 144 adopted under the Securities Act. Future sales of such shares are likely to depress the market price of the Company's Common Stock, which would have an adverse effect on the value of the Company's securities.

ABILITY TO RESPOND TO RAPID CHANGE
----------------------------------

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

Management Transition; Dependence Upon Key Personnel. The Company's success will depend in large measure on the efforts of key senior management. Mr. Camille Cotran became Chief Executive 0fficer of the Company replacing the Company's founder, Brian F. Turnbull who retired on July 30, 1999. Mr. Raymond C. Sparks remained as President of the Company. Furthermore, the Company now benefits from the knowledge and experience of Densigraphix's specialized personnel. With the alliance with Densigraphix, the company has therefore become less dependent on a few individuals.

MANAGEMENT OF CHANGE
--------------------

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

POTENTIAL UNSPECIFIED ACQUISITIONS
----------------------------------

The Company is considering acquiring other smaller businesses within its industry segment from whom economies of scale can be achieved. In the event the Company determines to acquire such businesses or assets, investors may not have an opportunity to review the financial statements of such businesses or to vote on such acquisitions. To date, the Company has not identified any acquisition candidates and no assurances can be given that any such acquisitions will occur or if they occur whether such acquisitions will provide the economies of scale the Company desires from such candidates.

COMPETITION
-----------

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

CONTROL BY MANAGEMENT
---------------------

C.Cotran Holding inc whose sole shareholder is Camille Cotran holds approximately 97% of the Common Stock of the Company. As a result, C.Cotran Holding inc. is in a position to control the management and policies of the Company, including, but not limited to, electing or removing the Company's Board of Directors, changing the core business of the Company, causing or restricting the sale of the Company, causing the Company to engage in transactions with affiliated companies and controlling the Company's dividend policy.

RELIANCE ON QUALITY CONTROL OF UNAFFILIATED MANUFACTURERS
---------------------------------------------------------

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

ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

As of July 31, 2000, the Company was utilizing approximately 45,300 square feet of warehouse and manufacturing space and approximately 6,700 square feet of office, administrative, training and sales space. The Company believes that its properties are adequate for its needs. Information with respect to the principal facilities used by Sel-Drum is set forth below:

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

(2) Established in 1978 as the executive and administrative offices, together with the distribution center for product within Canada. The Company has agreed to lease the property through February 2004 at an annual rental of $78,000.

(3) The Kelowna Facility occupies two properties, one owned by a former director Robert Asseltine and the other by a third party. The property owned by Mr. Asseltine is leased by the Company through April 2002 and has an annual rent of approximately $52,000. The other property is leased by the Company through April 2002 at an annual rent of $18, 000.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

As of July 31, 2000, there are no known material legal proceedings against the Company or any of its officers or directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the security holder during the fourth fiscal quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

The Common Stock of the Company began trading on the OTC Bulletin Board June 20th, 1995 under the symbol "SDUM". The OTC Bulletin Board is an NASD sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq system. The OTC Bulletin Board has only recently been introduced as an alternative to "pink sheet" trading of over-the-counter securities. Consequently, the liquidity and stock price of the Company's securities in the secondary market may be adversely affected. The range of high and low bid quotations provided below for the Company's Common Stock for the last two Fiscal Years were obtained from the NASD and reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The volume of trading in the Company's Common Stock has been limited and there is no assurance that a regular trading market will develop or that, if developed, any such market will be sustained.

                               COMMON STOCK PRICE

                   First Quarter           Second Quarter           Third Quarter            Fourth Quarter

                High        Low         High         Low          High         Low         High       Low
Fiscal
2000         $0.34375     $0.3125        $0.5       $0.25         $0.33      $0.3125      $0.375    $0.375
Fiscal 1999
               $0.375      $0.375      $0.375      $0.375        $0.375       $0.375      $0.375    $0.315

On October 20, 2000 there were approximately 351 holders of record of the Company's common stock. The number of shares outstanding was 7,417,500.

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

During Fiscal 1999, the Company discontinued its drum operations at its' Kelowna facility. Information relating to the discontinued operations for the years ended July 31, 1999 has been shown separately.

The following table sets forth for each of the periods presented, certain income statement data for the Company expressed as a percentage of net sales.


STATEMENT OF OPERATIONS DATA                                2000             1999             1998
----------------------------                                ----             ----             ----
Net Sales                                                 100.0%            100.0%          100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                                         70.2%             72.1%           69.8%
Gross Profit                                               29.8%             27.9%           30.2%
Selling, General and Administrative Expenses               23.3%             22.6%           22.1%
Provision for Bad Debt                                         -               .9%             .2%
Income from Operations                                      6.5%              4.4%            7.8%
Other Income (Expense)                                     (.3)%             (.4)%           (.7)%
Income from continuing operations before Taxes              6.2%              4.0%            7.1%
Net Income from continuing operations                       4.0%              2.4%            4.2%
Discontinued operations                                        -            (2.7)%           (.5)%
Net Income                                                  4.0%             (.3)%            3.7%
                                                                             =====


YEAR ENDED 2000 COMPARED TO YEAR ENDED 1999
-------------------------------------------

Net sales for the year ended July 31, 2000 increased by 5.1% to $15.4 million as compared with $14.6 million for the year ended July 31, 1999. Sales were impacted by the following factors:

                      General Economic Conditions: The favorable economic conditions as well as the new digital technology, has led to a greater incidence of new machine placements. Where printers had gained an advantage over copiers in their ability to connect to networks, the new digital copiers with their network capabilities are recapturing some lost markets. New machines require fewer replacement parts initially which impacts parts sales in the early stages after installation. Networked copiers and printers use significantly more toner which increases the opportunities for toner sales.

               - Competition. The industry continues to witness a consolidation process within the dealers network as well as the introduction of more aggressive programs by the Office Equipment Manufacturers. In spite of these two factors, the company has been able to establish itself as a strong player in this competitive market and to increase sales.

The strategic alliance with Densigraphix has opened up U.S. markets for sales of toner products. The company foresees a possible increase in sales for Fiscal 2001, although no assurance can be given that this will occur.

Gross profit margin for the year ended July 31, 2000 was 29.8%, as compared to 27.9% for Fiscal 1999. The increase in gross margin is the result of the improved margins in Kelowna since the discontinuance of the drum recoating operations as well as favorable exchange rates.

Selling, general, and administrative expenses for the year ended July 31, 2000 increased 8.3% from the prior year and represent 23.3% of net sales for the year ended July 31, 2000 as compared to 22.6% for Fiscal 1999. The increase resulted primarily from selling expenses and salaries following the trend in sales, computer training expenses, software development costs and depreciation on the new computer system.

The interest expense for the Year 2000 increased by $78,731 as a result of the new financing put in place October 31, 1999 but was offset by an increase in interest income.

As a result of the foregoing, net income from continuing operations was $617,507 for the year, an increase of $273,366 in absolute dollars from the previous year. Net income for the year ended July 31, 2000 at $617,507 represents 4.0% of net sales. In Fiscal 1999, as a result of discontinuing its drum recoating division in Kelowna, a non-recurring loss net of taxes of $394,006 was recorded, bringing the results to a net loss of $49,865.

YEAR 2000 COMPLIANCE ISSUES
---------------------------

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

Net cash provided by operating activities primarily represents net income plus changes in working capital positions. Net cash used for operating activities for the year ended July 31, 2000 was $128,209 compared to funds provided from operating activities of $783,590 for the previous year. As a result of the increase in sales, and addition of new products, working capital requirements increased by an amount of $1,245,000 in Year 2000, to support the increase in accounts receivable and inventories. Except for a write-off of approximately $86,000 of inventory, the 1999 non-recurring loss on discontinued operations did not have any impact on the working capital. The Company's arrangements with its North American customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with overseas customers are generally on a letter of credit basis or sight draft. Due to the Company's expansion strategy, management believes that the Company's working capital requirements will increase and that they can be met with current resources.

The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of U.S. $2,826,600 ($4,200,000 Canadian dollars). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases.

As at October 29, 1999, the revolving demand loan was increased by U.S. $336,500 ($500,000 Canadian dollars) according to the terms of the financing provided by the National Bank of Canada for the acquisition by C. Cotran Holding and Densigraphix of Sel-Drum International Inc. In addition, as part of the financing, a new term loan of U.S. $336,500 ($500,000 Canadian dollars) was granted to the company.

The additional financing provided by the Bank was used to lend to Densigraphix an amount of U.S. $1,009,500 ($1,500,000 Canadian dollars). The note receivable carries an interest rate of prime + 1% and no repayment terms.

As at July 31, 2000 outstanding borrowing of U.S. $1,339,502 existed under this arrangement. An amount of U.S. $673,000 ($1,000,000 Canadian dollars) was used as part of the stock purchase financing and the balance U.S. $666,502 ($990,300 Canadian dollars) was used in operations.

In March 2000, Sel-Drum Corporation (USA), Inc. advanced an additional U.S. $550,000 ($817,000 Canadian dollars) to C. Cotran Holding inc. under the same terms and conditions of the existing note receivable. This amount was used by
C. Cotran Holding inc. to reimburse part of the acquisition financing to the National Bank of Canada.

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

               - Competition. In the last twelve months the industry has witnessed a consolidation process within the dealers network as well as the introduction of more aggressive programs by the Original Equipment Manufacturers. These two factors account for a more competitive market which impacts on sales.

However for the year to come, the company anticipates that the strategic alliance with Densigraphix will open up U.S. markets for sales of toner products. As a result the company foresees a possible increase in sales for Fiscal 2000, although no assurance can be given that this will occur.

The Company's distribution centers in Burlington, Ontario (Canada) and Buffalo, New York (USA) showed gross profit margins during the fiscal year ended July 31, 1999 on a combined basis of 28%. The margins at the

Company's Kelowna Facility, showed a gross profit in absolute dollars of approximately $200,000 compared to a negative margin for Fiscal 1998 as a result of the Company using the Kelowna facility to remanufacture cartridges instead of relying upon third party suppliers as was done historically.

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

As a result of the foregoing, net income from continuing operations was $344,141 for the year, a decrease of $248,630 in absolute dollars from the previous year. In addition during the year, the company decided to discontinue its drum recoating division in Kelowna because of the historic losses and decrease in sales. As a result a non-recurring loss net of taxes of $394,006 was recorded, bringing the results for Fiscal 99 to a net loss of $49,865. The abandonment of the business segment has been accounted for as discontinued operations and, accordingly the results of operations have been excluded from continuing operations for Fiscal 1999 and 1998.

ITEM 7.   FINANCIAL STATEMENTS
-------------------------------

                          SEL-DRUM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                              AUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                             JULY 31, 2000 AND 1999

                                    CONTENTS

AUDITED CONSOLIDATED FINANCIAL STATEMENTS                                               PAGE
-----------------------------------------                                               ----
   Independent Auditors' Report                                                          F-3

   Consolidated Balance Sheet                                                            F-4

   Consolidated Statements of Operations                                                 F-6

   Consolidated Statements of Comprehensive Operations                                   F-8

   Consolidated Statements of Changes in Shareholders' Equity                            F-9

   Consolidated Statements of Cash Flows                                                F-11

   Notes to Consolidated Financial Statements                                           F-13

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Shareholders and Board of Directors
Sel-Drum International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sel-Drum International, Inc. and Subsidiaries as of July 31, 2000, and the related consolidated statements of operations, comprehensive operations, changes in shareholders' equity and cash flows for each of the two years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sel-Drum International, Inc. and Subsidiaries as of July 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended July 31, 2000, in conformity with generally accepted accounting principles.

                                           /s/ Mengel, Metzger, Barr & Co. LLP


Rochester, New York
September 29, 2000

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                  JULY 31, 2000
                                  -------------



                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                       $ 32,190
  Accounts receivable, net of allowance for doubtful
    accounts of $33,460                                                                          2,268,265
  Inventories                                                                                    3,861,037
  Deferred income taxes                                                                             25,000
  Other current assets                                                                             130,989
                                                                                                ----------
                                                                          TOTAL CURRENT ASSETS   6,317,481

PROPERTY
  Equipment                                                                                      1,081,604
  Vehicles                                                                                          13,922
  Furniture and fixtures                                                                            84,487
  Leasehold improvements                                                                           417,848
                                                                                               -----------
                                                                                                 1,597,861
  Less accumulated depreciation and amortization                                                 1,110,904
                                                                                               -----------
                                                                                                   486,957

OTHER ASSETS
  Non-competition agreement, net of
    accumulated amortization of $31,170                                                             12,468
  Sundry, principally deposits                                                                      11,170
  Notes receivable from related parties                                                          1,559,500
                                                                                               -----------
                                                                                                 1,583,138
                                                                                               -----------
                                                                                               $ 8,387,576
                                                                                               -----------
                                                                                               -----------




The accompanying notes are an integral part of the consolidated financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit borrowings                                                                     $1,339,502
  Current portion of long-term debt                                                                 67,296
  Accounts payable                                                                                 401,262
  Income taxes payable                                                                             133,464
  Other current liabilities                                                                        487,127
                                                                                               -----------
                                                                TOTAL CURRENT LIABILITIES        2,428,651

LONG-TERM DEBT                                                                                     218,731

SHAREHOLDERS' EQUITY
  Common stock                                                                                      74,175
  Additional paid-in capital                                                                       609,096
  Preferred stock                                                                                4,499,805
  Retained earnings                                                                                828,729
  Accumulated other comprehensive loss                                                            (271,611)
                                                                                               -----------
                                                                                                 5,740,194


                                                                                               -----------
                                                                                                $8,387,576
                                                                                               -----------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


Other income (expense):
  Interest income                                                             81,784              1,325
  Interest expense                                                          (132,437)           (53,706)
  Gain (loss) on disposal of property                                         14,793             (2,241)
  Foreign currency transaction loss                                          (12,489)            (9,465)
                                                                          ----------          ----------
                                                                             (48,349)           (64,087)
                                                                          ----------          ----------
                              INCOME FROM CONTINUING OPERATIONS
                                            BEFORE INCOME TAXES              949,293            576,027

Income tax expense (benefit):
  Current                                                                    318,786            235,886
  Deferred                                                                    13,000             (4,000)
                                                                          ----------          ----------
                                                                             331,786            231,886
                                                                          ----------          ----------
                          NET INCOME FROM CONTINUING OPERATIONS              617,507            344,141

Discontinued operations:
  Loss from operations of drum recoating division
    (net of income tax benefit of $13,222 in 1999)                                 -            (19,833)

  Write-off of assets related to drum recoating division
    (net of income tax benefit of $49,725 in 1999)                                -            (374,173)
                                                                          ----------          ----------
                                                                                 -             (394,006)
                                                                          ----------          ----------
                                              NET INCOME (LOSS)           $  617,507          $ (49,865)
                                                                          ----------          ----------
                                                                          ----------          ----------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                                  Year ended July 31,
                                                                            ---------------------------------
                                                                                 2000              1999
                                                                            ---------------   ---------------
Net income (loss) per common share:
  Basic and diluted:
    Continuing operations                                                           $ 0.08            $ 0.04
    Discontinued operations:
      Loss from operations                                                               -                 -
      Write-off of assets                                                                -             (0.05)
                                                                            ---------------   ---------------
                                  NET INCOME (LOSS) PER COMMON SHARE                $ 0,08           $ (0,01)
                                                                            ---------------   ---------------
                                                                            ---------------   ---------------

Weighted average:
  Common shares                                                                  7,417,500         7,542,158
  Dilutive stock options                                                                  -                -
                                                                            ---------------   ---------------
                            COMMON SHARES AND DILUTIVE STOCK OPTIONS             7,417,500         7,542,158
                                                                            ---------------   ---------------
                                                                            ---------------   ---------------




The accompanying notes are an integral part of the consolidated financial statements.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
               ---------------------------------------------------



                                                                                   Year ended July 31,
                                                                             ---------------------------------
                                                                                  2000              1999
                                                                             ---------------   ---------------
Net income (loss)                                                                $ 617,507         $ (49,865)

Other comprehensive income:
  Foreign currency translation adjustment                                            3,007                25
                                                                                 ---------         ---------


                                       COMPREHENSIVE INCOME (LOSS)               $ 620,514         $ (49,840)
                                                                                 ---------         ---------
                                                                                 ---------         ---------





The accompanying notes are an integral part of the consolidated financial statements.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------



                                                                         Additional
                                                         Common           paid-in          Preferred          Retained
                                                         stock            capital            stock            earnings
                                                    ----------------  ----------------  ----------------  ----------------
Balance at
  August 1, 1998                                           $ 76,425         $ 706,846        $4,499,805         $ 261,087

Net loss for the year                                             -                 -                 -           (49,865)

Current year other comprehensive income                           -                 -                 -                 -

Repurchase of 100,000 common shares
  subject to "put rights" at $.50 per share                       -                 -                 -                 -

Reversal of balance of common shares
  previously subject to "put rights", resulting
  from third party transaction, as described
  in Note I                                                       -                 -                 -                 -

Repurchase of 125,000 common shares
  at $.40 per share
                                                                  -                 -                 -                 -
                                                           --------         ---------        ----------         ---------

                         BALANCE AT
                      JULY 31, 1999                          76,425           706,846         4,499,805           211,222

Net income for the year                                           -                 -                 -           617,507

Current year other comprehensive income                           -                 -                 -                 -

Retirement of 225,000 shares of
  treasury stock                                             (2,250)          (97,750)               -                 -
                                                           --------         ---------        ----------         ---------
                         BALANCE AT
                      JULY 31, 2000                        $ 74,175         $ 609,096        $4,499,805         $ 828,729
                                                           --------         ---------        ----------         ---------
                                                           --------         ---------        ----------         ---------




The accompanying notes are an integral part of the consolidated financial statements.

         Accumulated          Common            Common
            other             stock,             stock             Total
         comprehensive      subject to       in treasury -     shareholders'
            loss           "put rights"         at cost            equity
      -----------------   ---------------   ---------------   ----------------
             $(274,643)        $(172,500)        $ -               $5,097,020

                     -                 -                 -            (49,865)

                    25                 -                 -                 25


                     -            50,000           (50,000)                 -




                     -           122,500                 -            122,500




                     -                 -           (50,000)           (50,000)
      -----------------   ---------------   ---------------   ----------------
              (274,618)                -          (100,000)         5,119,680

                     -                 -                 -            617,507

                 3,007                 -                 -              3,007


                     -                 -           100,000                 -
      -----------------   ---------------   ---------------   ----------------

             $(271,611)        $ -               $ -               $5,740,194
      -----------------   ---------------   ---------------   ----------------
      -----------------   ---------------   ---------------   ----------------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


  Net income (loss)                                                             $   617,507      $   (49,865)
  Adjustments to reconcile net income (loss) to net cash (used for)
    provided from operating activities:
      Bad debts                                                                         348          130,326
      Depreciation and amortization                                                 184,456          167,867
      Deferred income taxes                                                          13,000          (53,913)
      (Gain) loss on disposal of property                                           (14,793)           2,241
      Write-off of assets related to drum recoating division                           --            423,898
      Changes in certain assets and liabilities affecting operations:
        Accounts receivable                                                        (391,563)        (180,484)
        Inventories                                                                (853,440)         364,073
        Refundable income taxes                                                      49,027           72,124
        Other current assets                                                        (29,279)           6,120
        Deposits                                                                        715              (74)
        Accounts payable                                                             (2,900)        (285,034)
        Income taxes payable                                                        133,464             --
        Other current liabilities                                                   165,249          186,311
                                                                                -----------      -----------
                                    NET CASH (USED FOR) PROVIDED FROM
                                                 OPERATING ACTIVITIES              (128,209)         783,590

CASH FLOWS - INVESTING ACTIVITIES
  Purchases of property                                                             (94,568)        (205,026)
  Proceeds on disposal of property                                                   14,793            2,312
                                                                                -----------      -----------
                                                    NET CASH USED FOR
                                                 INVESTING ACTIVITIES               (79,775)        (202,714)

CASH FLOWS - FINANCING ACTIVITIES
  Decrease in bank overdraft                                                           --           (315,284)
  Net increase (decrease) in short-term financing                                 1,339,502         (310,043)
  Repayments on long-term debt                                                      (82,300)         (98,439)
  Proceeds from long-term debt                                                      336,500             --
  (Increase) decrease in notes receivable from related parties                   (1,559,500)         160,084
  Purchase of treasury stock                                                           --           (100,000)
                                                                                -----------      -----------
                                    NET CASH PROVIDED FROM (USED FOR)
                                                 FINANCING ACTIVITIES                34,202         (663,682)

Effect of exchange rate changes on cash                                               3,007               21
                                                                                -----------      -----------
                                                      NET DECREASE IN
                                            CASH AND CASH EQUIVALENTS              (170,775)         (82,785)
Cash and cash equivalents at beginning of year                                      202,965          285,750
                                                                                -----------      -----------
                                            CASH AND CASH EQUIVALENTS
                                                       AT END OF YEAR           $    32,190      $   202,965
                                                                                -----------      -----------
                                                                                -----------      -----------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------

                  CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
                  ---------------------------------------------


                                                                                Year ended July 31,
                                                                          ---------------------------------
                                                                               2000              1999
                                                                          ---------------   ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year for:

    Interest                                                                    $130,976     $ 53,706
                                                                                ========     ========

    Income taxes                                                                $132,633     $150,536
                                                                                ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

NOTE A:   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

     DESCRIPTION OF BUSINESS
     -----------------------
     Sel-Drum International, Inc. (the "Company") is a United States holding company, which owns 100% of the common stock of Sel-Drum Imaging Corporation (a Canadian holding company). Sel-Drum Imaging Corporation owns 100% of the common stock of Sel-Drum Corporation (U.S.A.), Inc. (a United States operating company) and Sel-Drum Corporation (a Canadian operating company).

     Sel-Drum Corporation (U.S.A.), Inc. operates from a warehouse located in Buffalo, New York. Sel-Drum Corporation's facility for its wholesale distribution operations, which includes warehouse space and administrative offices, is located in Burlington, Ontario, Canada. Sel-Drum Corporation also has a manufacturing facility and administrative offices in Kelowna, British Columbia, Canada.

     Sel-Drum Corporation (U.S.A.), Inc. and the Burlington division of Sel-Drum Corporation are engaged in the wholesale distribution of parts and supplies used in the reprographic industry. The Kelowna division of Sel-Drum Corporation is engaged in the re-manufacture of cartridges used in laser printers and facsimile machines. The Kelowna division of Sel-Drum Corporation discontinued the commercial production and distribution of photocopier drums used in duplicating machinery as of January 1999. The financial impact of the discontinued segment is detailed in Note N.

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

     CASH AND CASH EQUIVALENTS
     -------------------------
     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents are highly liquid investments purchased with original maturities of three months or less. Cash equivalents generally consist of investments in term deposit accounts at a Canadian financial institution. At July 31, 2000, there was no excess cash invested in these term deposit accounts.

     CONCENTRATION OF CREDIT RISK  - CASH
     ------------------------------------
     The Company maintains cash balances at financial institutions located in New York and Canada. Accounts at the New York institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Accounts at the Canadian institutions are insured by the Canadian Deposit Insurance Corporation up to approximately $40,000 ($60,000 Canadian). Uninsured balances aggregated approximately $211,000 at July 31, 2000. The Company has not experienced any losses in such accounts and believes that there is no exposure to significant credit risk in this regard.

     INVENTORIES
     -----------

     Inventories are valued at the lower of cost, determined by the first-in, first-out (FIFO) method, or market.

---------------------------------------------------------------------

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

     FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS
     ---------------------------------------------
     Sel-Drum International, Inc. and Sel-Drum Corporation (U.S.A.), Inc. maintain their accounting records in U.S. dollars, while Sel-Drum Imaging Corporation and Sel-Drum Corporation maintain their accounting records in Canadian dollars. The accompanying consolidated financial statements are presented in U.S. dollars. Accordingly, all balance sheet accounts of Sel-Drum Imaging Corporation and Sel-Drum Corporation are translated into U.S. dollars at period-end exchange rates, and statement of operations items are translated at weighted average exchange rates. The resulting translation adjustments are made directly to accumulated other comprehensive loss. Gains or losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the statements of operations.

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

     ADVERTISING COSTS
     -----------------
     The Company's policy is to expense advertising costs as incurred. Advertising costs for the fiscal years ended July 31, 2000 and 1999 approximated $112,000 and $104,000, respectively.

---------------------------------------------------------------------

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------
     Statement of Financial Accounting Standards Number 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments. The carrying amounts reported in the accompanying consolidated balance sheet for cash, accounts receivable, line of credit borrowings, accounts payable and other current liabilities approximate fair value because of the short maturity period of those instruments. In addition, the carrying amounts of notes receivable from related parties and long-term debt approximate fair value based on the current terms of these instruments.

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

     NET INCOME (LOSS) PER COMMON SHARE
     ----------------------------------
     Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted average number of common shares outstanding. As of July 31, 2000 and 1999 there are no dilutive potential common shares.

NOTE B:  INVENTORIES
--------------------

     The components of inventories at July 31, 2000 are as follows:

          Raw materials                      $  185,569
          Finished goods                      3,675,468
                                              ---------
                                             $3,861,037
                                             ==========

NOTE C:  NOTES RECEIVABLE FROM RELATED PARTIES
----------------------------------------------

Notes receivable from related parties (see Notes A and L) are summarized as follows:

    Note receivable from C. Cotran Holding, Inc., bearing interest at the Canadian prime rate minus 1% (an effective rate of 6.5%
    at July 31, 2000)                                                  $  550,000

    Note receivable from Densigraphix Kopi, Inc., bearing interest at the Canadian prime rate plus 1% (an effective rate
    of 8.5% at July 31, 2000)                                           1,009,500
       ---          --- ----                                            ---------
                                                                       $1,559,500
                                                                       ==========


There are currently no principal repayment terms for these notes receivable. The Company received interest income of approximately $76,000 from the notes receivable from related parties during the year ended July 31, 2000. The Company advanced an additional $336,500 to Densigraphix Kopi, Inc. in August 2000.

NOTE D:  LINE OF CREDIT
-----------------------

     Sel-Drum Corporation has an operating line of credit available for up to $2,826,600 ($4,200,000 Canadian dollars) through the National Bank of Canada. The arrangement provides for interest to be paid monthly at the bank's prime rate plus .50% (an effective rate of 8% at July 31, 2000). Sel-Drum Corporation may use the credit facility for working capital and to issue letters of credit for the purchase of inventories, up to a maximum amount of $1,009,500 ($1,500,000 Canadian dollars). Issued letters of credit will reduce the amounts available to the Company to borrow for working capital needs under the facility. At July 31, 2000, the Company had $1,339,502 ($1,990,345 Canadian dollars) outstanding under the arrangement. In addition, at July 31, 2000, the Company had outstanding letters of credit aggregating $27,600 ($40,800 Canadian dollars). Accordingly, as of July 31, 2000, the Company had $1,459,498 available for borrowing under the arrangement.

     The line is secured by substantially all assets of Sel-Drum Corporation and Sel-Drum Corporation (USA), Inc., the limited corporate guarantees of Sel-Drum International, Inc. and Sel-Drum Imaging Corporation, each in the amount of $3,365,000 ($5,000,000 Canadian dollars), and the limited corporate guarantee of Sel-Drum Corporation (USA), Inc. in the amount of $1,346,000 ($2,000,000 Canadian dollars). The guarantee by Sel-Drum Corporation (USA), Inc. is supported by a first ranking security interest on all assets of Sel-Drum Corporation (USA), Inc. The line also has an unconditional letter of guarantee from C. Cotran Holding, Inc. in the amount of $3,365,000 ($5,000,000 Canadian dollars).

NOTE E:  LONG-TERM DEBT
-----------------------

     Long-term debt is summarized as follows:


     Term loan of $336,500 ($500,000 Canadian dollars) payable to the National Bank of Canada, due in monthly installments of
     $5,608 ($8,333 Canadian dollars) through October 2005, plus interest at the bank's prime rate plus 1.5% (an effective rate
     of 9% at July 31, 2000)                                                    $286,027

      Less:  Current portion of long-term debt                                    67,296
                                                                                  ------
                                                                                $218,731
                                                                                ========

The Company shall be entitled to use this credit facility for working capital and for the issuance of letters of credit, which are used primarily for the purchase of inventories from foreign suppliers.

Annual maturities of long-term debt are as follows:

          Year ending July 31,                                     Amount
          -------------------                                 ----------------
                  2001                                            $ 67,296
                  2002                                              67,296
                  2003                                              67,296
                  2004                                              67,296
                  2005                                              16,843
                                                                  --------
                                                                  $286,027
                                                                  ========


The above-cited term loan is secured by substantially all assets of Sel-Drum Corporation and Sel-Drum Corporation (USA), Inc., the limited corporate guarantees of Sel-Drum International, Inc. and Sel-Drum Imaging Corporation, each in the amount of $3,365,000 ($5,000,000 Canadian dollars), and the limited corporate guarantee of Sel-Drum Corporation (USA), Inc. in the amount of $1,346,000 ($2,000,000 Canadian dollars). The loan is also secured by an unconditional letter of guarantee from C. Cotran Holding, Inc. in the amount of $3,365,000 ($5,000,000 Canadian dollars).

NOTE F:  INCOME TAXES
---------------------

     The total tax provisions are different from the amount that would have been recorded by applying the U.S. statutory federal income tax rate to income before income taxes. The reconciliation of these differences is as follows:

                                                                               July 31,
                                                                   ----------------------------------
                                                                        2000              1999
                                                                   ----------------  ----------------
     Statutory U.S. tax rate                                               34.0 %        34.0 %
     State income taxes, net of federal tax benefit                          2.0          2.0
     Other                                                                  (1.0)         4.3
                                                                            ----          ---
                                                     EFFECTIVE TAX RATE     35.0 %       40.3 %
                                                                            ====         ====


     The tax effects of temporary differences that give rise to the current deferred tax asset as of July 31, 2000 are presented below:

                                                                      Assets/
                                                                    (Liability)
                                                                  ----------------
     Allowance for doubtful accounts receivable                       $ 13,300
     Capitalization of overhead costs under Section 263A                17,000
     Depreciation                                                       24,000
                                                                      --------
                                                                        54,300
     Less:  Valuation allowance                                        (29,300)
                                                                      --------
                                                                      $ 25,000
                                                                      ========

NOTE G:  COMMON AND PREFERRED STOCK
-----------------------------------

     The following is certain information regarding common and preferred stock as of July 31, 2000:

               Par value                                                  $      0.01
               Shares authorized                                          100,000,000
               Shares issued                                                7,417,500

             Preferred Stock
             ---------------
               Par value                                                  $      0.01
               Shares authorized                                           10,000,000
               Shares issued and outstanding                                     None

     Sel-Drum Imaging Corporation
     ----------------------------

             Preferred Stock
             ---------------
               Class A (5% non-cumulative):
                 Par value                                                       None
                 Stated value                                             $    727.30
                 Shares authorized                                              2,000
                 Shares issued and outstanding                                   None

               Class B (5% non-cumulative):
                 Par value                                                       None
                 Stated value                                             $    727.30
                 Shares authorized                                              5,000
                 Shares issued and outstanding                                   Npne

               Class C (5% non-cumulative):
                 Par value                                                       None
                 Stated value                                             $    727.30
                 Shares authorized                                             10,000
                 Shares issued and outstanding                                  1,588

               Class D (5% non-cumulative):
                 Par value                                                       None
                 Stated value                                             $    727.30
                 Shares authorized                                             10,000
                 Shares issued and outstanding                                  4,599

NOTE H:   COMMITMENTS AND CONTINGENCIES
---------------------------------------

     LEASE COMMITMENTS
     -----------------
     Sel-Drum Corporation leases its facility in Burlington, Ontario, Canada at a base monthly rental approximating $6,500 through February 2004. In addition to the base rental, the Company is responsible for property taxes, insurance, utilities and repairs and maintenance.

     Sel-Drum Corporation also leases two facilities in Kelowna, British Columbia, Canada. The base monthly rental on one facility is approximately $4,300 per month through the expiration of the lease in April 2002. The base monthly rental on its other facility is approximately $1,500 per month through the expiration of the lease in April 2002. In addition to the base rental, the Company is responsible for property taxes, insurance, utilities and repairs and maintenance.

     Sel-Drum Corporation (U.S.A.), Inc. leases its facility at a base monthly rental approximating $3,200 through the expiration of the lease in October 2001. The base monthly rental includes property taxes.

     Total rent expense for the Company's facilities approximated $215,000 and $209,000 for the years ended July 31, 2000 and 1999, respectively.

     In addition, the Company has operating lease agreements for certain vehicles and equipment, which expire in various years through 2003.

     Total minimum future rental payments required under all non-cancelable leases are approximately as follows:


              Year ending July 31,                      Amount
                                                   ----------------

                     2001                             $202,000
                     2002                              152,000
                     2003                               86,000
                     2004                               46,000
                                                      --------
                                                      $486,000
                                                      --------
                                                      --------

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

         As part of the original common stock repurchase agreement, the Company also entered into a non-competition agreement with the Seller for a period which the Company expected to last through August 1, 2002. As a result of the entire purchase of the Seller's outstanding common stock (as cited above), the non-competition agreement will expire on July 31, 2001. The Company expected to pay a total of $172,500 to the Seller for this non-competition agreement and, accordingly, recorded an asset and corresponding liability of $147,050 on February 1, 1998 (the original date of the agreement) to reflect the then present value of the expected payments to be made under the agreement. However, the Company was only required to pay $43,638 for the non-competition agreement (on August 1, 1998, as described above) and had no additional liability to the Seller for such agreement. Accordingly, the remaining asset and liability previously cited have been eliminated during the year ended July 31, 1999.

NOTE J:  STOCK OPTION PLANS
---------------------------

       On November 24, 1995, the Company's shareholders approved the Sel-Drum International, Inc. 1995 Employee and Non-Employee Director Stock Option Plan (the "Plan"). The Plan is designed to attract and retain key employees, directors or advisors of the Company and to encourage them to contribute to the Company's success by providing the opportunity for stock ownership. The Plan originally provided for the grant of incentive stock options and nonstatutory stock options to key employees, directors and advisors of the Company to purchase up to an aggregate of 500,000 shares of the Company's common stock. On December 1, 1998, the Company's shareholders approved an amendment to the Plan to increase the number of shares available for option grants under the Plan to 700,000 shares. The Plan is administered by a Stock Option Committee, which is authorized to determine the recipients of options, the type of options granted, the number of shares subject to each option, the term of each option, exercise prices and other option features. The term of an option may not exceed 5 years where the optionee would thereafter own stock possessing more than 10% of the combined voting power of the common stock ("a 10% Shareholder"). The exercise price must at least equal the fair market value of the common stock on the date of the grant of the option, except that if an incentive stock option is granted to a 10% Shareholder, the exercise price shall be no less than 110% of the fair market value of the common stock on the date of the grant of the option. Stock option grants generally have a contractual life of ten years and vest over a period of two years from the grant date. There were 601,500 shares subject to options under the Plan at July 31, 2000.

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

       The following table summarizes stock option activity:

                                                            Weighted-
                                            Shares           average
                                           subject           exercise
                                          to options          price
                                       ----------------  ----------------

     Outstanding at July 31, 1999            699,500       $   0.46
     Granted                                 190,000       $   0.50
     Forfeited                               (38,000)      $   0.50
                                             -------
     Outstanding at July 31, 2000            851,500       $   0.47
                                             -------
     Exercisable at July 31, 2000            724,834       $   0.47
                                             -------
     Exercisable at July 31, 1999            563,000       $   0.46
                                             -------

----------------------------

         The following table summarizes information about stock options outstanding at July 31, 2000:

                                Options outstanding                                       Options exercisable
                        --------------------------------------------------------  ------------------------------------
                                                                  Weighted-
                                               Weighted-           average                               Weighted-
                                                average           remaining                               average
        Exercise             Shares            exercise          contractual           Shares            exercise
          price            subject to            price             life in           subject to            price
        per share            options           per share            years              options           per share
    -----------------   -----------------  -----------------  ------------------  -----------------  -----------------
       $   .40               250,000          $    .40               2.3              250,000             $   .40

       $   .50               601,500          $    .50               7.8              474,834             $   .50
                             -------                                                  -------

                             851,500          $    .47               5.8              724,834             $   .47
                             -------                                                  -------




         Pro forma information regarding net income (loss) and basic and diluted net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. This disclosure may not be representative of the effects on reported pro forma net income (loss) and basic and diluted net income (loss) per share for future years, because of the various vesting schedules of the stock options and the fact that additional awards may be made in the future. The Company's pro forma net income (loss) and basic and diluted net income (loss) per share are as follows:

                                                                   Year ended July 31,
                                                            ---------------------------------
                                                                 2000                1999
                                                            ---------------     ---------------
     Pro forma net income (loss)                            $      628,391       $     (62,555)
                                                            ==============       =============
     Pro forma basic net income (loss) per share            $         0.08       $       (0.01)
                                                            ==============       =============
     Pro forma diluted net income (loss) per share          $         0.08       $       (0.01)
                                                            ==============       =============


         For purposes of pro forma disclosures, the estimated fair value of a stock option is amortized to expense over the option's vesting period. The fair value of these stock options was estimated at the date of grant using facts and circumstances available to the Company for its common stock, which is thinly traded.

NOTE K:  MAJOR CUSTOMER AND SUPPLIERS
-------------------------------------

         For the fiscal years ended July 31, 2000 and 1999, approximately 34% and 24%, respectively, of net sales were made to one customer. At July 31, 2000, total amounts due from this customer of approximately $810,000 are included in accounts receivable, as reflected in the accompanying consolidated balance sheet.

         During fiscal years ended July 31, 2000 and 1999, the Company purchased approximately 32% and 31%, respectively, from two suppliers. At July 31, 2000, total amounts due to these suppliers of approximately $48,000 are included in accounts payable, as reflected in the accompanying consolidated balance sheet.

NOTE L:  RELATED PARTY TRANSACTIONS
-----------------------------------

         SALES
         The Company had sales of approximately $315,000 and $330,000 to Densigraphix Kopi, Inc. during the years ended July 31, 2000 and 1999, respectively. At July 31, 2000, total amounts from Densigraphix
         Kopi, Inc. of approximately $118,000 are included in accounts receivable, as reflected in the accompanying consolidated balance sheet.

         PURCHASES
         The Company made purchases of inventory of approximately $1,550,000 and $465,000 from Densigraphix Kopi, Inc. during the years ended July 31, 2000 and 1999, respectively. At July 31,
         2000, total amounts due to Densigraphix Kopi, Inc. of approximately $79,000 are included in accounts payable, as reflected in the accompanying consolidated balance sheet.

         CONSULTING
         ----------
         Effective August 1, 1999, Sel-Drum Corporation entered into an agreement with C. Cotran Holding, Inc. Under terms of the agreement, which was amended on September 15, 2000, C. Cotran Holding, Inc. provides consulting, advisory support and administrative services for an annual fee of $201,900 ($300,000 Canadian dollars), plus out of pocket expenses. The agreement renews annually, unless notice is given by either party at least six months before the end of the renewal period.

NOTE M:  SEGMENT FINANCIAL INFORMATION
--------------------------------------

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

---------------------------------------

         The following tables present sales and other financial information by geographic region and business segment for the years ended July 31, 2000 and July 31, 1999:

                                                  United States          Canada         Eliminations       Consolidated
                                                 -----------------   ---------------   ---------------   -----------------
     July 31, 2000:
       Sales to unaffiliated customers              $ 8,452,647       $ 6,919,822       $      --          $15,372,469
       Intercompany sales                             2,021,624         2,690,928        (4,712,552)              --
       Gross profit                                   2,889,029         1,647,057            42,671          4,578,757
       Operating earnings                               482,182           515,460              --              997,642
       Identifiable assets                            4,133,287         4,241,821              --            8,375,108
       Capital expenditures                              21,424            73,144              --               94,568
       Depreciation and amortization                     89,506            94,950              --              184,456

     July 31, 1999:
       Sales to unaffiliated customers              $ 8,550,672       $ 6,080,563       $      --          $14,631,235
       Intercompany sales                             1,980,590         3,088,095        (5,068,685)              --
       Gross profit                                   2,737,534         1,444,349          (105,914)         4,075,969
       Operating earnings                               385,105           255,009              --              640,114
       Identifiable assets                            3,043,658         2,808,953              --            5,852,611
       Capital expenditures                               5,778           199,248              --              205,026
       Depreciation and amortization                     51,605            83,876              --              135,481

---------------------------------------

                                                                 Year ended July 31,
                                                       ------------------------------------
                                                               2000               1999
                                                       -----------------  -----------------
       Net sales:
          Wholesale distribution                            $13,307,788        $13,132,839
          Manufacturing                                       2,064,681          1,498,396
                                                            -----------        -----------
                                                            $15,372,469        $14,631,235
                                                            ===========        ===========

       Gross profit:
          Wholesale distribution                            $ 4,275,567        $ 3,848,302
          Manufacturing                                         303,190            227,667
                                                            -----------        -----------
                                                            $ 4,578,757        $ 4,075,969
                                                            ===========        ===========

       Operating earnings:
          Wholesale distribution                            $   878,578        $   588,981
          Manufacturing                                         119,064             51,133
                                                            -----------        -----------
                                                            $   997,642        $   640,114
                                                            ===========        ===========

       Tangible assets:
          Wholesale distribution                            $ 7,851,126        $ 5,332,161
          Manufacturing                                         523,982            520,450
                                                            -----------        -----------
          Total identifiable assets                           8,375,108          5,852,611
          Non-competition agreement, net                         12,468             24,936
                                                            -----------        -----------
                                                            $ 8,387,576        $ 5,877,547
                                                            ===========        ===========

       Capital expenditures:
          Wholesale distribution                            $    81,682        $   173,343
          Manufacturing                                          12,886             31,683
                                                            -----------        -----------
                                                            $    94,568        $   205,026
                                                            ===========        ===========

       Depreciation and amortization:
          Wholesale distribution                            $   132,143        $    75,447
          Manufacturing                                          52,313             60,034
                                                            -----------        -----------
                                                                184,456            135,481
          Discontinued operations                                  --               32,386
                                                            -----------        -----------
                                                            $   184,456        $   167,867
                                                            ===========        ===========

NOTE N:  DISCONTINUED OPERATIONS
--------------------------------

         During fiscal 1999, the Company discontinued its commercial production and distribution of photocopier drums used in duplicating machinery. The abandonment of this business segment has been accounted for as a discontinued operation and, accordingly, the results of operations have been excluded from continuing operations for this business segment in the accompanying consolidated statements of operations for all periods presented. Information relating to the discontinued operations of the business segment for the year ended July 31, 1999 is as follows:

         Net sales                                                                       $ 48,266

         Cost of goods sold                                                                75,635
                                                                                          -------
                                                                       GROSS LOSS         (27,369)

         Selling, administrative and general expenses                                       5,686
                                                                                          -------
         Loss before income taxes                                                         (33,055)

         Income tax benefit                                                                13,222
                                                                                          -------
                                                                         NET LOSS        $(19,833)
                                                                                         ========




         The above-cited business segment ceased accepting new business during January 1999 and, accordingly, the assets used in the commercial production and distribution of photocopier drums were written down to their estimated net realizable value as of January 31, 1999. The charge to discontinued operations had no effect on the cash flow of the Company and increased net loss per common share for fiscal 1999 by $.05. The write-off of identifiable assets used in the production of the photocopier drums was as follows:



         Inventories                                                          $ 85,902
         Equipment, net of accumulated depreciation of $255,109                292,744
         Purchased and developed technology, net of accumulated
           amortization of $40,443                                              39,117
         Organization costs, net of accumulated amortization of $6,346           6,135
                                                                              --------
                                                                               423,898
         Less income tax benefit                                                49,725
                                                                              $374,173
                                                                              ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------------------------------------------------------------------------

        None

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON.
----------------------------------------------------------------------

A.       DIRECTORS

The following individuals are the current directors of the Company who will hold office for a term expiring in 2001 or until their successors are duly elected and qualify.

                          NAME AND BACKGROUND                                             DIRECTOR
                          -------------------                                             SINCE
                                                                                          --------
  CAMILLE COTRAN, age 55, has over 30 years of experience in the photocopy                1999
  industry since 1966 when he worked for a local photocopy dealer as
  Account Manager. From 1973 to 1979, he held the position of Vice-President,
  Manufacturing at Cancoat Papers specializing in the manufacture of zinc oxide photocopy papers. In 1979 Mr. Cotran founded Densigraphix Kopi inc. which became a major player in the imaging industry in North America and abroad selling compatible toners for copiers and laser printers. Mr. Cotran is
  Chairman and President of Densigraphix Kopi inc.

  LOUISE VAILLANCOURT-CHATILLON, age 48, is President of LVConseils                       1999
  Institutionnels inc. which provides corporate services to small and medium sized corporations in Canada and abroad. Mrs.Chatillon has extensive legal and management experience acquired in various positions held from 1975 to 1995. She was Vice-President, Legal Affairs and Secretary of the National
  Bank of Canada until she was appointed Secretary of the Bank of Canada in 1988 and subsequently acquired additional responsibilities as Adviser to the
  Governor in 1989. In 1992 Mrs. Chatillon was appointed Director of the Ecole
  Polytechnique de Montreal responsible for financial services and property administration. Mrs. Chatillon is a member of the Board of Directors of the
  Trust Company of Bank of Montreal and of Sel-Drum International, Inc. Mrs.
  Chatillon graduated from the University of Ottawa with a B.C.L. and LL.B and is a member of the Bar of Quebec.

  JOHN BROHMAN, age 45, is Vice-President, Sales of Densigraphix Kopi inc. since          1999
  1980. Prior to that he was Sales Manager of Cancoat Papers specializing in the manufacture of zinc oxide photocopy papers. Mr. Brohman has 22 years experience in the imaging related industry. He was instrumental in introducing in 1990 the line of laser products which was a major step forward to
  Densigraphix revenue. Mr. Brohman holds a B. Com. Degree from Concordia
  University.

B.       EXECUTIVE OFFICERS

The Company is currently served by three executive officers, who are elected annually by the Board of Directors and serve until their successors are elected and qualify:

CAMILLE COTRAN, age 55, is Chairman of the Board and Chief Executive Officer since July 30, 1999. Mr. Cotran began his career in the photocopy industry since 1966 working for a local photocopy dealer as Account Manager. From 1973-1979 he was Vice-President, Manufacturing for Cancoat Papers manufacturing zinc oxide photocopy papers. In 1979 Mr. Cotran founded Densigraphix Kopi inc. which became a major player in the imaging industry in North America and abroad selling compatible toners for copiers and laser printers.

RAYMOND C. SPARKS, age 50, has been the Company's President and Chief Executive Officer since November 1, 1997. Since July 30, 1999 he was appointed President and Chief Operating Officer. From 1993 to 1997, Mr.

Sparks was the President, Chairman of the Board and Chief Executive Officer of The Village Green Bookstores, Inc., a publicly-held specialty retailer. Mr. Sparks has eight years of public accounting experience in South Africa with Ernst & Young and later, with Webb & Company. Since 1979, Mr. Sparks has been engaged in the retail industry, primarily in supermarket and specialty stores, in both operational and financial capacities. Mr. Sparks was Financial Director for Burlington Industries in Cape Town until 1983. From 1983 to 1987, Mr. Sparks was Divisional Financial Manager for Checkers Supermarkets Ltd. in Cape Town. Mr. Sparks moved to the United States in 1987, and became Chief Financial Officer of Checkers Restaurants, Brooklyn, New York. In 1989, he was named Vice President of Finance at Tie Rack (U.S.) Inc. Mr. Sparks was the Chief Operating and Chief Financial Officer of Burke & Burke (New York) in 1991. Mr. Sparks was Vice President of Conston Corporation, an apparel retailer located in Philadelphia before he joined Village Green in June 1993. Mr. Sparks holds the professional qualification of Chartered Accountant (C.A.(S.A.)), and was awarded a Bachelor of Commerce (with honors) degree in Financial Accounting by the University of Cape Town, South Africa.

JOHN C. HALL, age 57, joined the Company in 1985 as the Financial Manager. On February 1, 1995, he was appointed Director of Finance, and on November 1, 1997 he was elected Vice President of Finance. Previously, he was employed for five years by Butler Metals Co., an automotive related company in the position of Manager of Accounting. Prior to his employment with Butler, he was employed by T.R.W. in Canada in the capacity of Chief Accountant. Mr. Hall earned his C.M.A. in 1972.

DIRECTORS' COMPENSATION

Directors are reimbursed for their reasonable expenses incident to travel and attendance at meetings. Directors do not receive any other compensation for attendance at meetings. External directors will be paid $4,000 a year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company believes that all reports required to be filed during or with respect to Fiscal 2000 by its directors and executive officers were made on a timely basis. In making this statement, the Company has relied on the written representations of its directors and executive officers.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Shown on the table below is information on the annual and long-term compensation for services rendered to the Company in all capacities, for the fiscal years ended July 31, 2000, 1999 and 1998, paid by the Company to those persons who served as the Chief Executive Officer and each other person who was an executive officer of the Company at July 31, 2000, whose salary and bonus exceeded $100,000 (collectively, the "Named Executives").

                           Summary Compensation Table

                                                  ANNUAL COMPENSATION                        LONG TERM
                                      ----------------------------------------------        COMPENSATION
NAME AND                    YEAR      SALARY ($)(1)  BONUS  ($)(1)      OTHER ANNUAL      OPTION GRANTS #       ALL OTHER
PRINCIPAL POSITION                                                      COMPENSATION                          COMPENSATION
Camille Cotran              2000(2)        -0-           -0-                 -0-                -0-               -0-
Chairman and Chief          1999           -0-           -0-                 -0-                -0-               -0-
Executive Officer

Raymond C. Sparks,          2000        $130,000        $39,726              -0-                -0-               -0-
President and Chief         1999        $125,000        $19,729              -0-                -0-               -0-
Operating Officer           1998       $  93,750(3)      -0-                 -0-              250,000             -0-

(1) Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation for any year does not exceed 10% of the total amount of annual salary and bonus for any Named Executive.

(2) Mr. Cotran is Chairman of the Board and Chief Executive Officer of the Company since July 30, 1999.

(3) Mr. Sparks has served as President and Chief Executive Officer of the Company since November 1, 1997. Since July 30, 1999 he was appointed President and Chief Operating Officer. Mr. Sparks' Employment Agreement with the Company provides for a term of three years, subject to termination as provided in the Agreement, and provides that as compensation under the Agreement, he will be paid $125,000 (U.S.) annual salary. The Employment Agreement also provides for a $25,000 relocation allowance, fringe benefits, including health insurance, on terms which may be agreed to from time to time by the Company and Mr. Sparks. Pursuant to the terms of the Agreement, Mr. Sparks was granted a non-incentive option to purchase 250,000 shares of the Company's $.01 par value Common Stock, at an exercise price of forty cents ($0.40) per share.

STOCK OPTIONS

Raymond C. Sparks was granted a non-incentive option to purchase 250,000 shares of the Company's Common Stock pursuant to an Employment Agreement between the Company and Mr. Sparks. This option was not issued under the 1995 Employee and Non-Employee Director Stock Option Plan.

OPTION GRANTS IN FISCAL 2000

No stock options were granted to or exercised by the Named Executives during Fiscal 2000, and the Company has no provision for stock appreciation rights.

Shown below is information with respect to the unexercised option to purchase Common Stock held by the Named Executive at July 31, 2000.

AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

                                  SHARES           VALUE
                               ACQUIRED ON        REALIZED    UNEXERCISED OPTIONS HELD
         NAME                  EXERCISE (#)         ($)              AT FY-END (#)
----------------------         ------------         ---       ------------------------
                                                              Exercisable     Unexercisable
Raymond C. Sparks                  -0-               -        250,000  (1)         -0-

The option shown on the table has an exercise price ($0.40 per share) which is greater than the market value of the common stock at July 31, 2000 ($0.38 per share) (1).


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The following table sets forth certain information as of October 19, 2000 regarding the Common Stock held by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, (iii) each "Named Executive" (see "EXECUTIVE COMPENSATION"), and
(iv) all directors and executive officers of the Company as a group.


            NAME AND ADDRESS OF                   NUMBER OF SHARES OF COMMON STOCK      PERCENT OF
            BENEFICIAL OWNER (1)                       BENEFICIALLY OWNED (2)           CLASS (2)
            --------------------                       ----------------------           ---------
C.Cotran Holding inc.                                         7,173,680      (3)          96.71
Raymond C. Sparks                                               250,000      (4)           3.26
Camille Cotran                                                        0      (3)            -
Louise Vaillancourt-Chatillon                                         0                     -
John Brohman                                                          0      (5)            -
All directors and executive officers as a group               7,423,680                   96.82
(4 persons)

(1) The address of each of the directors and executive officers is c/o Sel-Drum International, Inc., 501 Amherst Street, Buffalo, New York 14207-2913.
(2) As reported by such persons as of October 19, 2000, with percentages based on 7,417,500 shares issued and outstanding, except where the issuance of shares pursuant to presently exercisable options indicated in the other footnotes hereto would increase the number of shares owned by such person and the number of shares outstanding.
(3) Shares owned of record by C.Cotran Holding inc., a Canadian corporation controlled by Mr. Camille Cotran.
(4) A presently exercisable option to purchase 250,000 shares of Common Stock at $0.40 per share.
(5) John Brohman is Vice-President, Sales at Densigraphix Kopi inc. a Canadian corporation controlled by Mr. Camille Cotran.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

PREFERRED STOCK

On July 30, 1999, a Stock Sale and Purchase Agreement provided for the acquisition by Densigraphix Kopi inc. of 1,324 Class C shares of Preferred Stock representing 83% of the issued and outstanding Class C shares of Sel-Drum Imaging Corporation held by Robert E. Asseltine and 264 Class C shares of Preferred Stock representing 17% of the issued and outstanding Class C shares of Sel-Drum Imaging Corporation held by Geraldine Asseltine. In addition the said Agreement also provided for the acquisition by Densigraphix Kopi inc. of 4,599 Class D shares of Preferred Stock representing 100% of the issued and outstanding Class D shares of Sel-Drum Imaging Corporation held by Brian F. Turnbull.

LEASES

Mr. Asseltine, through Reaton Leasing Ltd., a corporation he controls, leases to the Company a 12,000 square foot facility at 1890 Dayton Street for one of the Company's facilities in Kelowna, British Columbia. Annual lease payments are approximately $52,000 per year.

The Company leases its 21,600 square foot Burlington facility from a company controlled by Mr. Turnbull pursuant to a lease terminating in February 2004. Annual lease payments are approximately $78,000.

CONTRACT FOR SERVICES

A contract for services between C.Cotran Holding inc.("Holding") and Seldrum Corporation (the "Corporation") dated August 1, 1999 provides for consulting, advisory, support and administrative services to be rendered by Holding to the Corporation in payment of $150,000 CDN to Holding annually. The Corporation is a subsidiary of Sel-Drum Imaging Corporation which is a wholly owned subsidiary of Sel-Drum International, Inc. Holding is the majority shareholder (owning 97% of the Common Stock ) of Sel-Drum International, Inc. This contract was amended as of September 15, 2000 to increase the amount of the payment by the Corporation to Holding from $150,000 to $300,000 CDN for the year ended July 31, 2000.


LOANS AND NOTES RECEIVABLE

Loan to Densigraphix Kopi, inc. by Sel-Drum Corporation, in October 1999, in an amount of US $1,009,500 ($1,500,000 Canadian dollars). The Note receivable from Densigraphix Kopi, inc. carries an interest rate of prime plus 1% and no principal repayment terms. Densigraphix Kopi, inc. is a Canadian corporation controlled by Mr. Camille Cotran who is the Chairman and CEO of the Company. Sel-Drum Corporation is a subsidiary of Sel-Drum Imaging Corporation, which is a wholly owned subsidiary of the Company.

Loan by Sel-Drum Corporation (USA), Inc. of US $550,000 in March 2000, to C. Cotran Holding, inc. Note receivable from C. Cotran Holding, inc. carries interest rate of prime minus 1% and no principal repayment terms. Sel-Drum Corporation (USA), Inc. is a subsidiary of Sel-Drum Imaging Corporation which is a wholly owned subsidiary of the Company. C. Cotran Holding, Inc. is a majority shareholder (owning 97% of the Common stock of the Company.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

        (a)   See Index to Exhibits

        (b)   Reports on Form 8-K

There was no report on Form 8-K filed for the last quarter of the fiscal year ended July 31, 2000.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SEL-DRUM INTERNATIONAL, INC.


Dated:  October 27, 2000      By: /s/ Camille Cotran
                                 -----------------------------------------------
                                       Camille Cotran, Chairman of the Board
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE AND TITLE                                    DATE
        -------------------                                    ----
/s/ Camille Cotran
---------------------------------                              October 27, 2000
Camille Cotran, Director


/s/ John Brohman
---------------------------------                              October 27, 2000
John Brohman, Director


/s/ Louise Vaillancourt-Chatillon
---------------------------------                              October 27, 2000
Louise Vaillancourt-Chatillon, Director
and Secretary


/s/ John C. Hall
---------------------------------                              October 27, 2000
John C. Hall
Vice President - Finance  (Principal Accounting Officer)

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

                    (d) Stock Sale and Purchase Agreement among the Selling
                        Shareholders of Sel-Drum International, Inc and Densigraphix Kopi inc, and C.Cotran Holding inc. dated July 10, 1999 is incorporated herein by reference to
                        Exhibit 2.1 to the Company's Report on Form 8-K dated July 30, 1999.

                    (e) Offering Letter by the National Bank of Canada to
                        Sel-Drum International inc. is incorporated herein by reference to Exhibit 10 (e) to the Company's Report on Form 10 KSB for the fiscal year ended July 31, 1999.

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

*(21)    SUBSIDIARIES OF THE REGISTRANT

(22)     PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE

         Not applicable.

*(23)    CONSENT OF EXPERTS AND COUNSEL

         23.1  Consent of Mengel, Metzger, Barr & Co. LLP

(24)     POWER OF ATTORNEY

         Not applicable.

*(27)    FINANCIAL DATA SCHEDULE

         The Financial Data Schedule is included herein as Exhibit 27.

(99)     ADDITIONAL EXHIBITS

         Not applicable.


* Exhibit filed with this Report