Form 10QSB
period 2000-10-31
SEL DRUM INTERNATIONAL INC
filed 2000-12-15
CIK 915401

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended OCTOBER 31, 2000

    TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

           For the transition period from _______________ to __________________

           Commission File NUMBER  0-22964

           SEL-DRUM INTERNATIONAL, INC.
    (Exact name of small business issuer as specified in its charter)

NEW YORK                                                             84-1236134
(State or other jurisdiction of incorporation    (I.R.S.Employer Identification
 or organization)                                 No.)

                  501 AMHERST STREET, BUFFALO, NEW YORK 14207-2913
                      (Address of principal executive offices)

                                   905-335-2766
                           (Issuer's telephone number)

                                       N/A
   ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer : (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X           No _

         State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date;

                          COMMON STOCK, $.01 PAR VALUE
        7,417,500 SHARES ISSUED AND OUTSTANDING AS OF DECEMBER 14, 2000

         Transitional Small Business Disclosure Format (check one:)


Yes _           No  X

                                     PART I

                              FINANCIAL INFORMATION

              ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
                         Consolidated Balance Sheets as of October 31, 2000 and July 31, 2000

                         Consolidated Statements of Operations for the three months ended October 31, 2000 and October 31, 1999

                         Consolidated Statements of Comprehensive Operations for the three months ended October 31, 2000 and October 31, 1999

                         Consolidated Statements of Cash Flows for the three months ended October 31, 2000 and 1999

                         Notes to Consolidated Financial Statements

              ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                         OPERATION

                        SEL-DRUM INTERNATIONAL, INC.
                              AND SUBSIDIARIES


                 ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                               OCTOBER 31, 2000

                                   CONTENTS


CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE
---------------------------------                                 ----
   Consolidated Balance Sheets -
     October 31, 2000 and July 31, 2000                             5

   Consolidated Statements of Operations -
     Three Months Ended October 31, 2000 and 1999                   7

   Consolidated Statements of Comprehensive Operations -
     Three Months Ended October 31, 2000 and 1999                   8

   Consolidated Statements of Cash Flows -
     Three Months Ended October 31, 2000 and 1999                   9

   Notes to Consolidated Financial Statements                      11

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                      October 31,           July 31,
                  ASSETS                                2000                 2000*
                  ------                              -----------          ----------
                                                      (Unaudited)           (Audited)
CURRENT ASSETS
--------------
 Cash and cash equivalents                            $  305,283           $   32,190
 Accounts receivable, net of allowance for
  doubtful accounts of $44,958 and
  $33,460, respectively                                2,444,334            2,268,265
 Inventories                                           3,353,605            3,861,037
 Deferred income taxes                                    25,000               25,000
 Other current assets                                    140,292              130,989
                                                      ----------           ----------
                             TOTAL CURRENT ASSETS      6,268,514            6,317,481

PROPERTY
--------
 Equipment                                             1,060,577            1,081,604
 Vehicles                                                 13,922               13,922
 Furniture and fixtures                                   82,352               84,487
 Leasehold improvements                                  406,734              417,848
                                                      ----------           ----------
                                                       1,563,585            1,597,861
Less accumulated depreciation and amortization         1,122,972            1,110,904
                                                      ----------           ----------
                                                         440,613              486,957

OTHER ASSETS
------------
 Non-competition agreement, net of accumulated
  amortization of $34,287 and $31,710, respectively        9,351               12,468
 Sundry, principally deposits                             11,165               11,170
 Notes receivable from related parties                 1,860,200            1,559,500
                                                      ----------           ----------
                                                       1,880,716            1,583,138
                                                      ----------           ----------
                                                      $8,589,843           $8,387,576
                                                      ----------           ----------
                                                      ----------           ----------

*  Derived from Form 10-KSB

                                                      October 31,           July 31,
    LIABILITIES AND SHAREHOLDERS' EQUITY                 2000                 2000*
    ------------------------------------              -----------          ----------
                                                      (Unaudited)           (Audited)

CURRENT LIABILITIES
 Line of credit                                       $1,730,821           $1,339,502
 Current portion of long-term debt                        65,507               67,296
 Accounts payable                                        555,490              401,262
 Income taxes payable                                     23,317              133,464
 Other current liabilities                               164,831              487,127
                                                      ----------           ----------
                           TOTAL CURRENT LIABILITIES   2,539,966            2,428,651

LONG-TERM DEBT                                           196,535              218,731
--------------

SHAREHOLDERS' EQUITY
--------------------
 Common stock                                             74,175               74,175
 Additional paid-in capital                              609,096              609,906
 Preferred stock                                       4,499,805            4,499,805
 Retained earnings                                       993,911              828,729
 Accumulated other comprehensive loss                   (323,645)            (271,611)
                                                      ----------           ----------
                                                       5,853,342            5,740,194






                                                      ----------           ----------
                                                      $8,589,843           $8,387,576
                                                      ----------           ----------
                                                      ----------           ----------

*  Derived from Form 10-KSB

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Three months ended
                                                               October 31,
                                                     --------------------------------
                                                         2000                 1999
                                                     -----------          -----------
                                                     (Unaudited)          (Unaudited)

Net sales                                            $3,638,731           $3,741,525

Cost of goods sold                                    2,480,097            2,604,076
                                                     -----------          -----------
                                    GROSS PROFIT      1,158,634            1,137,449

Selling, administrative and general expenses            849,135              808,548

Bad debts                                                11,498               21,771
                                                     -----------          -----------
                           INCOME FROM OPERATIONS       298,001              307,130

Other income (expense):
 Interest income                                         35,578                  507
 Interest expense                                       (47,357)             (12,177)
 Gain on disposal of property                               645                    -
 Foreign currency transaction (loss) gain               (11,565)              14,505
                                                     -----------          -----------
                                                        (22,699)               2,835
                                                     -----------          -----------
                      INCOME BEFORE INCOME TAXES        275,302              309,965


Income tax expense                                      110,120              122,782
                                                     -----------          -----------
                                        NET INCOME   $  165,182           $  187,183
                                                     -----------          -----------

Net income per common share:
 Basic and diluted                                   $     0.02           $     0.03
                                                     -----------          -----------
                                                     -----------          -----------

Weighted average:
 Common shares                                        7,417,500            7,417,500
 Dilutive stock options                                       -                    -
                                                     -----------          -----------
         COMMON SHARES AND DILUTIVE STOCK OPTIONS     7,417,500            7,417,500
                                                     -----------          -----------
                                                     -----------          -----------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS


                                                           Three months ended
                                                               October 31,
                                                     --------------------------------
                                                         2000                 1999
                                                     -----------          -----------
                                                     (Unaudited)          (Unaudited)

Net income                                           $  165,182           $  187,183

Other comprehensive loss:
 Foreign currency translation adjustment                (52,034)              (2,045)
                                                     -----------          -----------
                              COMPREHENSIVE INCOME   $  113,148           $  185,138
                                                     -----------          -----------
                                                     -----------          -----------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Three months ended
                                                               October 31,
                                                     --------------------------------
                                                         2000                 1999
                                                     -----------          -----------
                                                     (Unaudited)          (Unaudited)

CASH FLOWS - OPERATING ACTIVITIES
---------------------------------
 Net income                                          $  165,182           $  187,183
 Adjustments to reconcile net income to net cash
  provided from operating activities:
   Bad debts                                             11,498               21,771
   Depreciation and amortization                         39,647               47,427
   Gain on disposal of property                            (645)                   -
   Changes in certain assets and liabilities
    affecting operations:
    Accounts receivable                                (187,567)            (351,144)
    Inventories                                         507,432              239,043
    Other current assets                                 (9,303)             (12,579)
    Deposits                                                  5                   (4)
    Accounts payable                                    154,228              261,773
    Income taxes payable                               (110,147)             109,484
    Other current liabilities                          (322,296)             157,623
                                                     -----------          -----------
                            NET CASH PROVIDED FROM
                              OPERATING ACTIVITIES      248,034              660,577

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------
 Purchases of property                                   (4,654)             (20,209)
 Proceeds from disposal of property                         645                    -
                                                     -----------          -----------
                                 NET CASH USED FOR
                              INVESTING ACTIVITIES       (4,009)             (20,209)

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------
 Increase in bank overdraft                                   -                6,953
 Increase in notes receivable from related parties     (300,700)          (1,017,000)
 Short-term borrowings, net                             391,319              678,000
 Borrowings on long-term debt                                 -              339,000
 Repayments on long-term debt                           (23,985)             (13,329)
                                                     -----------          -----------
                  NET CASH PROVIDED FROM (USED FOR)
                              FINANCING ACTIVITIES       66,634               (6,376)

Effect of exchange rate changes on cash                 (37,566)              (2,045)
                                                     -----------          -----------
                                   NET INCREASE IN
                         CASH AND CASH EQUIVALENTS      273,093              631,947
Cash and cash equivalents at beginning of period         32,190              202,965
                                                     -----------          -----------
                         CASH AND CASH EQUIVALENTS
                                  AT END OF PERIOD   $  305,283           $  834,912
                                                     -----------          -----------
                                                     -----------          -----------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                           Three months ended
                                                               October 31,
                                                     --------------------------------
                                                         2000                 1999
                                                     -----------          -----------
                                                     (Unaudited)          (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------

 Cash paid during the period for:

   Interest                                          $   47,357            $  12,177
                                                     -----------          -----------
                                                     -----------          -----------

   Income taxes                                      $  220,267            $  62,325
                                                     -----------          -----------
                                                     -----------          -----------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2000


NOTE A:   UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
-------------------------------------------------------------

     The unaudited consolidated interim financial statements presented herein have been prepared by Sel-Drum International, Inc. and Subsidiaries (the "Company") in accordance with the accounting policies described in its July 31, 2000 Annual Report to the Shareholders and should be read in conjunction with the notes thereto.

     In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

NOTE B:   NOTES RECEIVABLE FROM RELATED PARTIES
-----------------------------------------------

The composition of notes receivable from related parties at October 31, 2000 is as follows:


    Note receivable from C. Cotran Holding, Inc. (a Canadian
    holding company) to Sel-Drum Corporation (U.S.A.), Inc.
    bearing interest at the U.S. prime rate less 1% (effective rate of 8.5% at October 31, 2000). There are currently no
    repayment terms for the outstanding balance.                    $  550,000

    Note receivable from Densigraphix Kopi, Inc. (a wholly-owned subsidiary of C. Cotran Holding, Inc.) to Sel-Drum Corporation,
    bearing interest at the Canadian prime rate plus 1% (effective rate of 8.5% at October 31, 2000). There are currently no
    repayment terms for the outstanding balance.                     1,310,200
                                                                    ----------
                                                                    $1,860,200
                                                                    ----------
                                                                    ----------

The Company received interest income of approximately $35,500 from the notes receivable from related parties during the three months ended October 31, 2000.

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

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                                OCTOBER 31, 2000


NOTE C:   LINE OF CREDIT
------------------------

     Sel-Drum Corporation has an operating line of credit available for up to $2,751,420 ($4,200,000 Canadian dollars) through the National Bank of Canada. The arrangement provides for interest to be paid monthly at the bank's prime rate plus .50% (an effective rate of 8% at October 31, 2000). Sel-Drum Corporation may use the credit facility for working capital and to issue letters of credit for the purchase of inventories, up to a maximum amount of $982,650 ($1,500,000 Canadian dollars). Issued letters of credit will reduce the amounts available to the Company to borrow for working capital needs under the facility. At October 31, 2000, the Company had $1,730,821 ($2,642,071 Canadian dollars) outstanding under this arrangement. In addition, at October 31, 2000, the Company had outstanding letters of credit aggregating $31,794 ($48,533 Canadian dollars). Accordingly, as of October 31, 2000, the Company had $988,805 available for borrowing under this arrangement.

     The line is secured by substantially all assets of Sel-Drum Corporation and Sel-Drum Corporation (USA), Inc., the limited corporate guarantees of Sel-Drum International, Inc. and Sel-Drum Imaging Corporation, each in the amount of $3,275,500 ($5,000,000 Canadian dollars), and the limited corporate guarantee of Sel-Drum Corporation (USA), Inc. in the amount of $1,310,200 ($2,000,000 Canadian dollars). The guarantee by Sel-Drum Corporation (USA), Inc. is supported by a first ranking security interest on all assets of Sel-Drum Corporation (USA), Inc. The line also has an unconditional letter of guarantee from C. Cotran Holding, Inc. in the amount of $3,275,500 ($5,000,000 Canadian dollars).

NOTE D:  LONG-TERM DEBT
-----------------------

Long-term debt at October 31, 2000 is summarized as follows:

    Term loan of $327,500 ($500,000 Canadian dollars) payable to the National Bank of Canada, due in monthly installments of approximately $5,460 ($8,333 Canadian dollars) through
    October 2004, plus interest at the bank's prime rate plus
    1.5% (an effective rate of 9% at October 31, 2000).             $ 262,042

    Less: Current portion of long-term debt                            65,507
                                                                    ---------
                                                                    $ 196,535
                                                                    ---------
                                                                    ---------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                                OCTOBER 31, 2000

NOTE D:  LONG-TERM DEBT, Cont'd
-----------------------

The maturity of the long-term debt portion is as follows:

                  Annual period ending
                  --------------------
                  October 31, 2001                               $  65,507
                  October 31, 2002                                  65,511
                  October 31, 2003                                  65,512
                  October 31, 2004                                  65,512
                                                                 ---------
                                                                 $ 262,042
                                                                 ---------
                                                                 ---------


NOTE E:  RELATED PARTY TRANSACTIONS
-----------------------------------

SALES
The Company had sales to Densigraphix Kopi, Inc. of approximately $102,000 and $115,000 during the three months ended October 31, 2000 and 1999, respectively. At October 31, 2000, total amounts from Densigraphix Kopi, Inc. of approximately $224,000 are included in accounts receivable, as reflected in the accompanying consolidated balance sheet.

PURCHASES
The Company made purchases of inventory from Densigraphix Kopi, Inc. of approximately $444,000 and $5,000 during the three months ended October 31, 2000 and 1999, respectively. At October 31, 2000, total amounts due to Densigraphix Kopi, Inc. of approximately $148,000 are included in accounts payable, as reflected in the accompanying consolidated balance sheet.

          SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                       OCTOBER 31, 2000



NOTE F:  COMMON AND PREFERRED STOCK
-----------------------------------

     The following is certain information regarding common and preferred stock as of October 31, 2000:

     SEL-DRUM INTERNATIONAL, INC.

         COMMON STOCK
          Par value                                                      $0.01
          Shares authorized                                        100,000,000
          Shares issued                                              7,417,500

         PREFERRED STOCK
          Par value                                                      $0.01
          Shares authorized                                         10,000,000
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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------------------


GENERAL
ITEM 1.  DESCRIPTION OF BUSINESS.

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

Sel-Drum is a leading independent distributor of high mortality copier and printer replacement parts and supplies. As one of the largest independent high mortality copier parts distribution companies in North America, Sel-Drum provides a link between parts manufacturers, sellers and buyers. Sel-Drum is also developing strong relationships with suppliers who seek advanced inventory management and order processing. Through its strategic alliance with Densigraphix Kopi inc.(`'Densigraphix"), the Company strengthened its hold in the toner segment of the market and positioned itself for growth in the US market. Please see below for more details on this transaction.

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

In late 1997, the Company initiated a strategic plan, which was designed to focus on the longer term growth prospects of the Company. This new strategy called for concentrating future efforts to take advantage of the perceived potential financial returns presented by existing opportunities within the high mortality copier replacement part and printer part marketplace. In line with its aim of bolstering the Company's core business, the Company signed a cartridge sales contract in January 1999 with an important authorized dealer thus taking advantage of the under-utilized Kelowna Facility refurbishing and distribution capacity to produce re-manufactured cartridges. The second tier of the contract, increasing the number of cartridges processed in the Kelowna Facility, took effect in early September 1999. The profitability of the Kelowna Facility is presently dependent on this contract, which can be cancelled on a 3-month notice. At present, Management has no indication that such a cancellation could be forthcoming.

In the course of the implementation of its strategic plan which included seeking acquisition candidates, the Company contacted Densigraphix of Montreal, Quebec, a company specializing in the toner and cartridge distribution business, which already distributed some of Sel-Drum's products. In view of the complementary nature of the businesses and the compatible management philosophies, an agreement was reached between the principal shareholders and related parties of the companies whereby, C. Cotran Holding inc., a private company wholly-owned by Camille Cotran, purchased all of the shares held by Sel-Drum's principal shareholders and related parties. Following this transaction C. Cotran Holding inc. holds 97% of the voting and participating shares of the common stock of the Company.

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

The proposed transaction was contingent upon several items including but not limited to: the repayment of indebtedness to the Company owed by related parties (approximately $159,820 owed by two corporations controlled by Mr. Turnbull); the resignation of current members of the Board of Directors and the execution of a definitive agreement.

A Stock Purchase Agreement ("Agreement") was executed on July 30, 1999 with respect to the shares of Common Stock between C. Cotran Holding inc., a company incorporated under the laws of Canada (the "purchaser") and Robert
E. Asseltine, 547118 0ntario Limited represented by Brian F. Turnbull and the other selling shareholders of the company and with respect to the preferred stock of Sel-Drum Imaging Corporation, the parties to the Agreement are Densigraphix, a company incorporated under the laws of Canada(the "purchaser") and Robert E. Asseltine, Geraldine Asseltine and 547118 Ontario Limited. The Agreement provided for the acquisition of 97% of the issued and outstanding common stock of the Company by C. Cotran Holding inc. and all of the outstanding preferred stock by Densigraphix. Subject to post-closing adjustments, the aggregate purchase price for the common and preferred stock was US$5,702,472.

The National Bank of Canada ("Bank") agreed to make available a global financing in the amount of $6,000,000CDN for the acquisition of the Company through C. Cotran Holding inc., Densigraphix and Sel-Drum Corporation. To secure the payment of various loans made for the purpose of the acquisition, the 0ffer of Financing by the Bank provides for certain undertakings by the Company, C. Cotran Holdings inc., Densigraphix, Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.) Inc. which include a moveable hypothec with delivery (pledge) of all the shares of the Company, owned or to be owned, by each of the respective borrowers.

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

                                                                                 THREE MONTHS ENDED
                                                                                 ------------------
                                                                        October 31,              October 31,
STATEMENT OF OPERATIONS DATA                                               2000                    1999
----------------------------                                            -----------              -----------
Net Sales                                                                 100.0%                   100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                                                         68.2%                    69.6%
Gross Profit                                                               31.8%                    30.4%
Selling, General and Administrative Expenses                               23.3%                    21.6%
Provision for Bad Debt                                                      0.3%                     0.6%
Income from Operations                                                      8.2%                     8.2%
Other Income (Expense)                                                      (.6)%                    0.1%
Income before Taxes                                                         7.6%                     8.3%
Net Income                                                                  4.5%                     5.0%

Net sales for the three months ended October 31, 2000 were $3,638,731 as compared with $3,741,525 for the three months ended October 31, 1999, a decrease of 2.7%. The decrease in sales for the three months ended October 31, 2000 is the result of softer sales in the Canadian marketplace.

Gross profit margin for the three months ending October 31, 2000 was 31.8%, as compared to 30.4% for the same period last year. The gross profit in absolute dollars increased by $21,185 for the three-month period as is largely due to the strength of the US dollar against currencies of trading partners.

Selling, general, and administrative expenses for the three months ended October 31, 2000 increased by $40,587 or 5.0% from the prior comparable period. Selling, general, and administrative expenses were 23.3% of net sales for the three months ended October 31, 2000 as compared to 21.6% for the same period last year. This increase was due to an increase in the U.S. sales team.

The interest expense for the three months ended October 31, 2000 increased by $35,180 as a result of the new financing put in place October 31, 1999 but was partly offset by an increase in interest income.

As a result of the foregoing, net income for the three months ended October 31, 2000 was $165,182, which represents 4.5% of net sales against $187,183 for the three months ended October 31, 1999.

YEAR 2000 COMPLIANCE ISSUES
----------------------------

In the context of the Year 2000 review and after evaluating the company's internal computer systems, it had been decided to change the whole system in order to be year 2000 compliant. The company invested approximately $195,000 to change its computer system. Implementation was completed on time and within the $200,000 budget. An e-commerce functionality is now being added to the system.

During the year 2000 date change and the leap year 2000, no problems or disruptions with respect to the computer systems of vendors or customers were experienced by the company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal capital requirements are to fund its working capital needs and material inventory requirements and to fund the improvement of facilities, machinery and equipment. Historically the Company has used income generated by operations as well as bank financing to fund these capital needs.

Net cash provided by or used for operating activities primarily represents net income plus changes in working capital positions. For the three month period ended October 31, 2000, the financing activities provided net cash of $66,634 and operating activities provided $248,034 which was offset by $4009 used to purchase fixed assets and an effect of exchange rate changes on cash of $37,566. As a result, the net increase in cash was $273,093 for the three-month period ended October 31, 2000. The Company's arrangements with its North American customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with overseas customers are generally on a letter of credit basis or sight draft. Due to the Company's expansion strategy, management believes that the Company's working capital requirements will increase.

The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of US$2,751,420 ($4,200,000 Canadian). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases for an amount of US$2,096,320 ($3,200,000 Canadian). As at October 29,1999, the revolving demand loan was increased by US$327,550. ($500,000 Canadian) according to the terms of the financing provided by the National Bank of Canada for the acquisition by C. Cotran Holding and Densigraphix of Sel-Drum International Inc. In addition, as part of the financing, a new term loan of US$327,550 ($500,000 Canadian) was granted to the company.

The additional financing provided by the Bank was used to lend to Densigraphix an amount of US$982,650 ($1,500,000 Canadian dollars). The note receivable carries an interest rate of prime + 1% and no repayment term.

As at October 31, 2000 outstanding borrowing of US$1,730,821 existed under this arrangement. An amount of $655,100 ($1,000,000 Canadian) was used as part of the stock purchase financing and the balance US$1,075,721 ($1,642,071 Canadian) was used in operations.

In March 2000, Sel-Drum Corporation U.S.A. advanced an additional US$550,000. ($839,566 Canadian) to its parent company C. Cotran Holding, under the same terms and conditions than the existing note receivable. This amount was used by the parent company to reimburse part of the acquisition financing to the National Bank of Canada.

In October 2000, Sel-Drum Corporation advanced an additional US$300,700. ($500,000 Canadian) to Densigraphix Kopi inc. under the same terms and conditions as the existing note receivable.

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


                                      SEL-DRUM INTERNATIONAL INC.





DATE DECEMBER 14, 2000                /S/ CAMILLE COTRAN, CHAIRMAN AND CEO
----------------------                ------------------------------------




DATE DECEMBER 14, 2000                /S/ JOHN C. HALL, VICE-PRESIDENT, FINANCE
----------------------                -----------------------------------------

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