Form 10QSB
period 2001-03-16
SEL DRUM INTERNATIONAL INC
filed 2001-03-16
CIK 915401

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One) |X| QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JANUARY 31, 2001

   TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from _______________ to __________________

     Commission File NUMBER 0-22964

     SEL-DRUM INTERNATIONAL, INC.
     (Exact name of small business issuer as specified in iits charter)

NEW YORK                                                              84-1236134
(State or other jurisdiction of incorporation or organization) (I.R.S.Employer Identification No.)

                      501 AMHERST STREET, BUFFALO, NEW YORK
                        14207-2913 (Address of principal
                               executive offices)

                                  905-335-2766
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                          COMMON STOCK, $.01 PAR VALUE
          7,417,500 SHARES ISSUED AND OUTSTANDING AS OF MARCH 14, 2001

     Transitional Small Business Disclosure Format (check one:)

Yes |_|           No  |X|

                                     PART I

                              FINANCIAL INFORMATION


     ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
              Consolidated Balance Sheets as of January 31, 2001 and July 31, 2000 Consolidated Statements of Operations for the three and six months ended January 31, 2001 and January 31, 2000 Consolidated Statements of Comprehensive Operations for the three and six months ended January 31, 2001 and January 31, 2000 Consolidated Statements of Cash Flows for the six months ended January 31, 2001 and 2000 Notes to Consolidated Financial Statements

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                          SEL-DRUM INTERNATIONAL, INC.
                                AND SUBSIDIARIES


                   ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                                JANUARY 31, 2001

                                    CONTENTS


CONSOLIDATED FINANCIAL STATEMENTS                                           PAGE

   Consolidated Balance Sheets -
     January 31, 2001 and July 31, 2000                                        5

   Consolidated Statements of Operations -
     Six Months Ended January 31, 2001 and 2000

   Consolidated Statements of Operations -
     Three Months Ended January 31, 2001 and 2000

   Consolidated Statements of Comprehensive Operations -
     Six Months Ended January 31, 2001 and 2000

   Consolidated Statements of Cash Flows -
     Six Months Ended January 31, 2001 and 2000

   Notes to Consolidated Financial Statements

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           January 31      July 31,
                                 ASSETS                       2001          2000*
                                 ------                   -----------    -----------
                                                          (Unaudited)     (Audited)
CURRENT ASSETS
--------------
  Cash and cash equivalents                               $   738,712    $   32,190
  Accounts receivable, net of allowance for doubtful
    accounts of $23,656 and $33,460, respectively           2,741,358     2,268,265
  Inventories                                               3,520,009     3,861,037
  Deferred income taxes                                        25,000        25,000
  Other current assets                                        107,193       130,989
                                                          -----------    ----------
                              TOTAL CURRENT ASSETS          7,132,272     6,317,481

PROPERTY
--------
  Equipment                                                 1,075,747     1,081,604
  Vehicles                                                     13,922        13,922
  Furniture and fixtures                                       83,605        84,487
  Leasehold improvements                                      413,253       417,848
                                                          -----------    ----------
                                                            1,586,527     1,597,861
  Less accumulated depreciation and amortization            1,178,996     1,110,904
                                                              407,531       486,957

OTHER ASSETS
------------
  Non-competition agreement, net of accumulated
    amortization of $37,404 and $31,170, respectively           6,234        12,468
  Sundry, principally deposits                                 11,168        11,170
  Notes receivable from related parties                     1,881,200     1,559,500
                                                          -----------    ----------
                                                            1,898,602     1,583,138
                                                          -----------    ----------
                                                          $ 9,438,405    $8,387,576
                                                          ===========    ==========

*  - Derived from Form 10-KSB

                                                           January 31      July 31,
          LIABILITIES AND SHAREHOLDERS' EQUITY                2001          2000*
          ------------------------------------            -----------    ----------
                                                          (Unaudited)     (Audited)
CURRENT LIABILITIES
-------------------
  Line of credit                                           $2,005,979   $ 1,339,502
  Current portion of long-term debt                            66,557        67,296
  Accounts payable                                            810,459       401,262
  Income taxes payable                                         52,118       133,464
  Other current liabilities                                   256,908       487,127
                                                             --------      -------
                         TOTAL CURRENT LIABILITIES          3,192,021     2,428,651

LONG-TERM DEBT                                                183,046       218,731
--------------

SHAREHOLDERS' EQUITY
  Common stock                                                 74,175        74,175
  Additional paid-in capital                                  609,096       609,096
  Preferred stock                                           4,499,805     4,499,805
  Retained earnings                                         1,171,728       828,729
  Accumulated other comprehensive loss                      (291,466)      (271,611)
                                                          -----------    ----------
                                                            6,063,338     5,740,194

                                                          $ 9,438,405   $ 8,387,576
                                                          ===========   ===========


* - Derived from Form 10-KSB

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Six months ended
                                                               January 31
                                                    -------------------------------
                                                       2001                 2000
                                                    ------------       ------------
                                                     (Unaudited)        (Unaudited)

Net sales                                            $ 8,161,965        $ 7,466,715

Cost of goods sold
                                                       5,745,269          5,247,799
                                                    ------------       ------------
                                     GROSS PROFIT      2,416,696          2,218,916

Selling, administrative and general expenses           1,761,637          1,665,346

Bad debts                                                 36,881             32,157
                                                    ------------       ------------
                           INCOME FROM OPERATIONS        618,178            521,413

Other income (expense):
  Interest income                                         72,815              9,443
  Interest expense                                       (93,935)           (33,541)
  Gain on disposal of property                             3,705                  -
  Foreign currency transaction (loss) gain                    61             11,630
                                                    ------------       ------------
                                                         (17,354)           (12,468)
                                                    ------------       ------------
                       INCOME BEFORE INCOME TAXES        600,824            508,945

Income tax expense                                       257,825            207,383
                                                    ------------       ------------
                                       NET INCOME     $  342,999         $  301,562
                                                    ------------       ------------
                                                    ------------       ------------

Net income per common share:
  Basic and diluted                                    $    0.05          $    0.04
                                                    ------------       ------------
                                                    ------------       ------------

Weighted average:
  Common shares                                        7,417,500          7,417,500
  Dilutive stock options                                       -                  -
                                                    ------------       ------------
         COMMON SHARES AND DILUTIVE STOCK OPTIONS      7,417,500          7,417,500
                                                    ------------       ------------
                                                    ------------       ------------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three months ended
                                                               January 31
                                                    -------------------------------
                                                       2001                 2000
                                                    ------------       ------------
                                                     (Unaudited)        (Unaudited)

Net sales                                            $ 4,523,234        $ 3,725,190

Cost of goods sold                                     3,265,172          2,643,723
                                                    ------------       ------------
                                     GROSS PROFIT      1,258,062          1,081,467

Selling, administrative and general expenses             912,502            856,798

Bad debts                                                 25,383             10,386
                                                    ------------       ------------
                           INCOME FROM OPERATIONS        320,177            214,283

Other income (expense):
  Interest income                                         37,237              8,936
  Interest expense                                       (46,578)           (21,364)
  Gain on disposal of property                             3,060                  -
  Foreign currency transaction (loss) gain                11,626             (2,875)
                                                    ------------       ------------
                                                           5,345            (15,303)
                                                    ------------       ------------
                       INCOME BEFORE INCOME TAXES        325,522            198,980

Income tax expense                                       147,705             84,601
                                                    ------------       ------------
                                       NET INCOME     $  177,817         $  114,379
                                                    ------------       ------------
                                                    ------------       ------------

Net income per common share:
  Basic and diluted                                    $    0.02          $    0.01
                                                    ------------       ------------
                                                    ------------       ------------

Weighted average:
  Common shares                                        7,417,500          7,417,500
  Dilutive stock options                                       -                  -
                                                    ------------       ------------
         COMMON SHARES AND DILUTIVE STOCK OPTIONS      7,417,500          7,417,500
                                                    ------------       ------------
                                                    ------------       ------------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                           Six months ended
                                                               January 31
                                                    -------------------------------
                                                       2001                 2000
                                                    ------------       ------------
                                                     (Unaudited)        (Unaudited)

Net income                                            $  342,999         $  301,562

Other comprehensive loss:
  Foreign currency translation adjustment                (19,855)           (31,116)
                                                    ------------       ------------

                             COMPREHENSIVE INCOME     $  323,144         $  270,446


                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six months ended
                                                               January 31
                                                    -------------------------------
                                                       2001                 2000
                                                    ------------       ------------
                                                     (Unaudited)        (Unaudited)

CASH FLOWS - OPERATING ACTIVITIES
---------------------------------
  Net income                                          $  342,999         $  301,562
  Adjustments to reconcile net income to net
    cash provided from operating activities:
      Bad debts                                           36,881             32,157
      Depreciation and amortization                       90,381             94,157
      Gain on disposal of property                       (3,705)                  -
      Changes in certain assets and liabilities
        affecting operations:
          Accounts receivable                           (509,974)          (258,409)
          Inventories                                     341,028           (19,977)
          Other current assets                            23,796             73,797
          Deposits                                             2                  -
          Accounts payable                                409,197          (125,918)
          Income taxes payable                          (81,346)             82,580
          Other current liabilities                     (230,219)           (18,314)
                                                    ------------       ------------
                           NET CASH PROVIDED FROM
                             OPERATING ACTIVITIES        419,040            161,635

CASH FLOWS - INVESTING ACTIVITIES
---------------------------------
  Purchases of property                                   (4,721)           (49,796)
  Proceeds from disposal of property                       3,705                  -
                                                    ------------       ------------
                                NET CASH USED FOR
                             INVESTING ACTIVITIES         (1,016)           (49,796)

CASH FLOWS - FINANCING ACTIVITIES
---------------------------------
  Increase in bank overdraft                                   -            174,712
  Increase in notes receivable from related parties     (321,700)        (1,000,500)
  Short-term borrowings, net                             666,477            955,460
  Borrowings on long-term debt                                 -            333,500
  Repayments on long-term debt                           (36,424)           (43,990)
                                                    ------------       ------------
                           NET CASH PROVIDED FROM
                             FINANCING ACTIVITIES        308,353            419,182

Effect of exchange rate changes on cash                  (19,855)           (31,116)
                                                    ------------       ------------
                                  NET INCREASE IN
                        CASH AND CASH EQUIVALENTS        706,522            499,905
Cash and cash equivalents at beginning of period          32,190            202,965
                                                    ------------       ------------
                        CASH AND CASH EQUIVALENTS
                                 AT END OF PERIOD     $  738,712         $  702,870
                                                    ------------       ------------
                                                    ------------       ------------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                                                           Six months ended
                                                               January 31
                                                    -------------------------------
                                                       2001                 2000
                                                    ------------       ------------
                                                     (Unaudited)        (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------

  Cash paid during the period for:

    Interest                                           $  93,935          $  33,541
                                                    ------------       ------------
                                                    ------------       ------------

    Income taxes                                      $  339,171         $  124,803
                                                    ------------       ------------
                                                    ------------       ------------


                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001


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

NOTE B:   NOTES RECEIVABLE FROM RELATED PARTIES

     The composition of notes receivable from related parties at January 31, 2001 is as follows:



     Note receivable from C. Cotran Holding, Inc. (a Canadian
     holding company) to Sel-Drum Corporation (U.S.A.), Inc.
     bearing interest at the U.S. prime rate less 1% (effective rate of 7.5% at January 31, 2001).  There are currently no repayment
     terms for the outstanding balance.                                 550,000

     Note receivable from Densigraphix Kopi, Inc. (a wholly-owned subsidiary of C. Cotran Holding, Inc.) to Sel-Drum Corporation,
     bearing interest at the Canadian prime rate plus 1% (effective rate of 8.25% at January 31, 2001).  There are currently no
     repayment terms for the outstanding balance.                     1,331,200
                                                                    -----------
                                                                    $ 1,881,200
                                                                    -----------
                                                                    -----------



     The Company received interest income of approximately $72,815 from the notes receivable from related parties during the six months ended January 31, 2001.

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

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                                JANUARY 31, 2001


NOTE C:   LINE OF CREDIT

     Sel-Drum Corporation has an operating line of credit available for up to $2,795,520 ($4,200,000 Canadian dollars) through the National Bank of Canada. The arrangement provides for interest to be paid monthly at the bank's prime rate plus .50% (an effective rate of 7.75% at January 31, 2001). Sel-Drum Corporation may use the credit facility for working capital and to issue letters of credit for the purchase of inventories, up to a maximum amount of $998,400 ($1,500,000 Canadian dollars). Issued letters of credit will reduce the amounts available to the Company to borrow for working capital needs under the facility. At January 31, 2001, the Company had $2,005,979 ($3,013,790 Canadian dollars) outstanding under this arrangement. In addition, at January 31, 2001, the Company had outstanding letters of credit aggregating $24,103 ($36,212 Canadian dollars). Accordingly, as of January 31, 2001, the Company had $765,438($1,149,998 Canadian dollars) available for borrowing under this arrangement.

     The line is secured by substantially all assets of Sel-Drum Corporation and Sel-Drum Corporation (USA), Inc., the limited corporate guarantees of Sel-Drum International, Inc. and Sel-Drum Imaging Corporation, each in the amount of $3,328,000 ($5,000,000 Canadian dollars), and the limited corporate guarantee of Sel-Drum Corporation (USA), Inc. in the amount of $1,331,200 ($2,000,000 Canadian dollars). The guarantee by Sel-Drum Corporation (USA), Inc. is supported by a first ranking security interest on all assets of Sel-Drum Corporation (USA), Inc. The line also has an unconditional letter of guarantee from C. Cotran Holding, Inc. in the amount of $3,328,000 ($5,000,000 Canadian dollars).

NOTE D:  LONG-TERM DEBT

   Long-term debt at January 31, 2001 is summarized as follows:



     Term loan of $332,800 ($500,000 Canadian dollars) payable to the National Bank of Canada, due in monthly installments of approximately $5,546 ($8,333 Canadian dollars) through
     October 2004, plus interest at the bank's prime rate plus 1.5%
     (an effective rate of 8.75% at January 31, 2001).                $ 249,603

     Less:  Current portion of long-term debt                            66,557
                                                                     ----------
                                                                     $  183,046
                                                                     ----------
                                                                     ----------

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                                JANUARY 31, 2001


NOTE D:  LONG-TERM DEBT, Cont'd

The maturity of the long-term debt portion is as follows:



                    ANNUAL PERIOD ENDING

                        January 31, 2001                             $   66,557
                        January 31, 2002                                 66,557
                        January 31, 2003                                 66,557
                        January 31, 2004                                 49,932
                                                                     ----------
                                                                     $  249,603
                                                                     ----------
                                                                     ----------



NOTE E:  RELATED PARTY TRANSACTIONS

SALES

     The Company had sales to Densigraphix Kopi, Inc. of approximately $240,000 and $135,000 during the six months ended January 31, 2001 and 2000, respectively. At January 31, 2001, total amounts from Densigraphix Kopi, Inc. of approximately $205,000 are included in accounts receivable, as reflected in the accompanying consolidated balance sheet.

PURCHASES
     The Company made purchases of inventory from Densigraphix Kopi, Inc. of approximately $2,264,000 and $1,194,000 during the six months ended January 31, 2001 and 2000, respectively. At January 31, 2001, total amounts due to Densigraphix Kopi, Inc. of approximately $232,000 are included in accounts payable, as reflected in the accompanying consolidated balance sheet.

 CONSULTING
     Effective August 1, 1999, Sel-Drum Corporation entered into an agreement with C. Cotran Holding Inc. Under the terms of the agreement which was amended on September 15, 2000, C .Cotran Holding Inc. provides consulting, advisory support and administrative services for an annual fee of $201,900 ($300,000 Canadian dollars), plus out of pocket expenses. The agreement was further amended as of December 1, 2000, to provide for the same annual fee of $201,900 ($300,000 Canadian dollars) for the year ended July 31, 2001. The agreement renews annually, unless notice is given by either party at least six months before the end of the renewal period.

                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                                JANUARY 31, 2001


NOTE F:  COMMON AND PREFERRED STOCK

     The following is certain information regarding common and preferred stock as of January 31, 2001:




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
                   Shares issued and outstanding                           None

         SEL-DRUM IMAGING CORPORATION

                 PREFERRED STOCK Class A (5% non-cumulative):
                     Par value                                             None
                     Stated value                                       $727.30
                     Shares authorized                                    2,000
                     Shares issued and outstanding                         None

                   Class B (5% non-cumulative):
                     Par value                                             None
                     Stated value                                        727.30
                     Shares authorized                                    5,000
                     Shares issued and outstanding                         None

                   Class C (5% non-cumulative):
                     Par value                                             None
                     Stated value                                       $727.30
                     Shares authorized                                   10,000
                     Shares issued and outstanding                        1,588

                   Class D (5% non-cumulative):
                     Par value                                             None
                     Stated value                                       $727.30
                     Shares authorized                                   10,000
                     Shares issued and outstanding                        4,599


                  SEL-DRUM INTERNATIONAL, INC. AND SUBSIDIARIES

                                JANUARY 31, 2001


NOTE G:  STOCK OPTION PLANS

     Effective December 31, 2000, the Company deregistered all shares of Common Stock previously authorized for issuance under the 1995 Employee and Non-Employee Director Stock Option Plan (the "Plan") cited in Note J of the Audited Consolidated Financial Statements as of and for the year ended July 31, 2000. Accordingly, there are no shares subject to options as of January 31, 2001.

ITEM 2.        MANAGEMENT' S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------------------------------------------------------------------------------


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

     The Company's primary business is the distribution of high mortality copier and printer replacement parts and toners. The Company also refurbishes facsimile and laser printers and fax cartridges. During the course of fiscal 1999, the Company discontinued its drum manufacturing activities. This decision was motivated by a change in technology and did not affect the Company's operations, as it had been ready to use these facilities for its cartridges refurbishing activities. The technology and equipment have been written off and represented as at July 31, 1999, a loss of? $394,006 against earnings. In line with its aim of bolstering the Company's core business, the Company signed a cartridge sales contract in January 1999 with an important authorized dealer thus taking advantage of the under-utilized Kelowna Facility refurbishing and distribution capacity. The second tier of the contract, increasing the number of cartridges processed in the Kelowna Facility, took effect in early September 1999.

     A new computer system was introduced in 1999. Training is completed. The system is now fully functional in Burlington and Buffalo.

     The National Bank of Canada (`'Bank") agreed to make available a global financing in the amount of $6,000,000CDN for the acquisition of the Company through C. Cotran Holding inc., Densigraphix and Sel-Drum Corporation. To secure the payment of various loans made for the purpose of the acquisition, the 0ffer of Financing by the Bank provides for certain undertakings by the Company, C. Cotran Holdings inc., Densigraphix, Sel-Drum Corporation and Sel-Drum Corporation (U.S.A.) Inc. which include a moveable hypothec with delivery (pledge) of all the shares of the Company, owned or to be owned, by each of the respective borrowers.

     The Company is currently reviewing options available to it through it's alliance with Densigraphix to achieve operational economies. These options may include the consolidation of operations and facilities.

     Pursuant to a going private transaction, the Company is issuing a press release announcing the Plan for Binding Share Exchange. The said Plan accompanying a Notice to Shareholders is scheduled for mailing on March 15, 2001. Under the said Plan which is governed by New York law, C.Cotran Holding inc. which currently owns 97% of the outstanding shares of the Company will acquire from the other stockholders of the Company all of the remaining outstanding shares in return for a cash payment of $0.40 a share. The Effective Date of the binding share exchange will be the date on which the Certificate of Exchange is accepted for filing by the Department of State or such subsequent date as may be lawfully set forth in the Certificate of Exchange

RESULTS OF OPERATIONS

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


                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         ------------------                     ----------------
                                                     January 31,        January 31,         January 31,        January 31,
STATEMENT OF OPERATIONS DATA                            2001                2000                2001              2000
----------------------------                     ------------------ ------------------- ------------------- ----------------

Net Sales                                              100.0%              100.0%              100.0%            100.0%
As a Percentage of Net Sales:
Cost of Goods Sold                                      72.2%               71.0%               70.4%             70.3%
Gross Profit                                            27.8%               29.0%               29.6%             29.7%
Selling, General and Administrative Expenses            20.2%               23.0%               21.6%             22.3%
Provision for Bad Debt                                   0.5%                0.3%                0.4%              0.4%
Income from Operations                                   7.1%                5.7%                7.6%              7.0%
Other Income (Expense)                                   0.1%              (0.4)%              (0.2)%            (0.2)%
Income before Taxes                                      7.2%                5.3%                7.4%              6.8%
Net Income                                               3.9%                3.1%                4.2%              4.0%


     Net sales for the three months ended January 31, 2001 were $4,523,234 as compared with $3,725,190 for the three months ended January 31, 2000, an increase of 21.4%. For the six months ended January 31, 2001 net sales were $8,161,965 as compared with $7,466,715 for the six months ended January 31, 2000, an increase of 9.3%. The increase in sales is the result of a combination of factors such as the strategic alliance with Densigraphix for the sale of toner products and a stronger demand for replacement parts.

     Gross profit margin for the three months ending January 31, 2001 was 27.8%, as compared to 29.0% for the same period last year. For the six months ended January 31, 2001, gross profit margin was 29.6% as compared to 29.7% for the six months ended January 31, 2000. The gross profit in absolute dollars increased by $176,595 and $197,780 for the three and six month periods respectively. The changes in gross profit can be attributed primarily to the sales product mix and the fluctuations in the value of the US dollar against currencies of trading partners.

     Selling, general, and administrative expenses for the three months ended January 31, 2001 increased by $55,704 or 6.5% from the prior comparable period. As a percentage of net sales, selling, general, and administrative expenses declined to 20.2% from 23.0% in the prior comparable period. For the six months ended January 31, 2001, selling, general and administrative expenses decreased from 22.3% in 2000 to 21.6% in the current year. In absolute dollars, there was an increase of $96,291, which was attributable to the increase in sales.

     The interest expense for the three months ended January 31, 2001 increased by $25,214 as a result of the new financing put in place October 31, 1999 but was offset by an increase in interest income of $28,301. For the six months ended January 31, 2001, the interest expense increased by $60,394 and was offset by an increase in interest income of $63,372.

     As a result of the foregoing, net income for the three months ended January 31, 2001 increased from $114,379 to $177,817, an increase of 55.5%. Net income represents 3.9% of net sales. For the six months ended January 31, 2001 net income increased from $301,562 to $342,999 and represents 4.2% of net sales.

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

     Net cash provided by or used for operating activities primarily represents net income plus changes in working capital positions. For the six month period ended January 31, 2001, the financing activities provided net cash of $308,353 and operating activities provided $419,040 which was offset by $1,016 used to purchase fixed assets and an effect of exchange rate changes on cash of $19,855. As a result, the net increase in cash was $706,522 for the six month period ended January 31, 2001. The Company's arrangements with its North American customers typically provide that payments are due within 30 days following the date of the Company's shipment of goods, while arrangements with overseas customers are generally on a letter of credit basis or sight draft. Due to the Company's expansion strategy, management believes that the Company's working capital requirements will increase.

     Cash and cash equivalents at January 31, 2001 were $738,712.

     The Company currently has a revolving demand loan arrangement with the National Bank of Canada in the amount of US$2,795,520 ($4,200,000 Canadian). These borrowings generally assist the Company with funding of accounts receivable and inventory purchases for an amount of US$2,129,920 ($3,200,000 Canadian). As at October 29,1999, the revolving demand loan was increased by US$332,800 ($500,000 Canadian) according to the terms of the financing provided by the National Bank of Canada for the acquisition by C. Cotran Holding and Densigraphix of Sel-Drum International Inc. In addition, as part of the financing, a new term loan of US$332,800 ($500,000 Canadian) was granted to the company.

     The additional financing provided by the Bank was used to lend to Densigraphix an amount of US$998,400 ($1,500,000 Canadian dollars). The note receivable carries an interest rate of prime + 1% and no repayment term.

     As at January 31, 2001 outstanding borrowing of US$2,005,979 ($3,013,790 Canadian) existed under this arrangement. An amount of $665,600 ($1,000,000 Canadian) was used as part of the stock purchase financing and the balance US$1,340,379 ($2,013,790 Canadian) was used in operations.

     In March 2000, Sel-Drum Corporation U.S.A. advanced US$550,000. ($826,322 Canadian) to C. Cotran Holding at an interest rate of US prime minus 1% and no principal repayment terms. This amount was used by C. Cotran Holding to reimburse part of the acquisition financing to the National Bank of Canada.

     In October 2000, Sel-Drum Corporation advanced an additional US$332,800. ($500,000 Canadian) to Densigraphix Kopi inc. under the same terms and conditions as the existing note receivable.

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


                                                    SEL-DRUM INTERNATIONAL INC.





DATE MARCH 16, 2001                        /S/ CAMILLE COTRAN, CHAIRMAN AND CEO
-------------------                        ------------------------------------




DATE MARCH 16, 2001                   /S/ JOHN C. HALL, VICE-PRESIDENT, FINANCE
-------------------                   -----------------------------------------

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

         Not applicable

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